Form 10-Q
period 2004-12-31
Brooklyn Federal Bancorp, Inc.
filed 2005-03-28
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 000-51208

                         BROOKLYN FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           FEDERAL                                            Applied For
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

81 Court Street
Brooklyn, New York                                              11201
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (718) 855-8500.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]  NO  [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]  NO  [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                               Outstanding at March 28, 2005
 Common Stock,  $.01 Par Value                              None

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                     Page Number

Item 1.  Financial Statements ..............................................  1
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  7
Item 3.  Quantitative and Qualification Disclosures About Market Risk....... 14
Item 4.  Controls and Procedures............................................ 15

                                    PART II.

Item 1.  Legal Proceedings.................................................. 16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 16
Item 3.  Defaults Upon Senior Securities.................................... 16
Item 4.  Submission of Matters to a Vote of Security Holders................ 16
Item 5.  Other Information.................................................. 16
Item 6.  Exhibits........................................................... 16

Signature Page ............................................................. 17

                                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                                BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
                                                (IN THOUSANDS)

                                                                                DECEMBER 31,     SEPTEMBER 30,
                                   ASSETS                                           2004             2004
                                                                               --------------   --------------
                                                                                   (UNAUDITED)
Cash and due from banks                                                        $        9,554   $        7,904
Time deposits and certificates                                                          6,871            6,871
Securities available-for-sale                                                           4,117            4,093
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $103,263 and $110,763,
     respectively)                                                                    105,298          113,083

  Other (estimated fair value of $3,831 and $4,004, respectively)                       3,878            4,013
Loans receivable, net                                                                 164,423          163,027
Federal Home Loan Bank of New York ("FHLB") stock, at cost                              1,096            1,096
Accrued interest receivable                                                             1,275            1,276
Premises and equipment, net                                                             1,503            1,500
Prepaid expenses and other assets                                                       5,749            5,972
                                                                               --------------   --------------
         Total assets                                                          $      303,764   $      308,835
                                                                               ==============   ==============
                      LIABILITIES AND RETAINED EARNINGS
Liabilities:
  Deposits:
      Demand accounts                                                          $      139,537   $      143,427
      Certificates of deposit                                                         111,953          113,123
                                                                               --------------   --------------
         Total deposits                                                               251,490          256,550
  Borrowings:
      Short-term FHLB advances                                                          6,285            7,331
      Long-term FHLB advances                                                           2,900            2,900
  Advance payments by borrowers for taxes and insurance                                 2,281            2,404
  Accrued expenses and other liabilities                                                3,272            3,057
                                                                               --------------   --------------
         Total liabilities                                                            266,228          272,242
Retained earnings                                                                      37,536           36,593
                                                                               --------------   --------------
         Total liabilities and retained earnings                               $      303,764   $      308,835
                                                                               ==============   ==============

                         See accompanying notes to consolidated financial statements.

                                                       1

                          BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                          (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
                                                                             (UNAUDITED)
INTEREST INCOME:
   First mortgage and other loans                                    $      2,930    $      3,280
   Mortgage-backed securities                                                 908             758
   Other securities and interest-earning assets                               120             116
                                                                     ------------    ------------
     Total interest income                                                  3,958           4,154
                                                                     ------------    ------------

INTEREST EXPENSE:
   Deposits                                                                 1,023             984
   Borrowings                                                                  65              54
                                                                     ------------    ------------
     Total interest expense                                                 1,088           1,038
                                                                     ------------    ------------

     Net interest income before provision for loan losses                   2,870           3,116
Provision for loan losses                                                      14              16
                                                                     ------------    ------------
     Net interest income after provision for loan losses                    2,856           3,100
                                                                     ------------    ------------

NON-INTEREST INCOME:
   Banking fees and service charges                                           424             235
   Net gain on sale of loans held-for-sale                                      5              26
   Other                                                                      174             156
                                                                     ------------    ------------
     Total non-interest income                                                603             417
                                                                     ------------    ------------

NON-INTEREST EXPENSE:
   Compensation and fringe benefits                                         1,328           1,276
   Occupancy and equipment                                                    224             215
   Other                                                                      421             293
                                                                     ------------    ------------
     Total non-interest expense                                             1,973           1,784
                                                                     ------------    ------------

     Income before provision for income taxes                               1,486           1,733
Provision for income taxes                                                    538             643
                                                                     ------------    ------------
     Net income                                                      $        948    $      1,090
                                                                     ============    ============

                   See accompanying notes to consolidated financial statements.

                                                2


                                   BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                                   (IN THOUSANDS)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                   -------------------------------
                                                                                        2004              2003
                                                                                   --------------   --------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $          948   $        1,090
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                         71               60
         Provision for loan losses                                                             14               16
         Income from bank-owned life insurance                                                (32)             (28)
         Increase (decrease) in deferred loan fees, net                                         1             (105)
         Amortization of premiums, net of accretion of discounts                              179              151
         Originations of loans held-for-sale                                                 (394)            (498)
         Proceeds from sales of loans held-for-sale                                           399            3,284
         Net gain on sales of loans-held-for sale                                              (5)             (26)
         Increase (decrease) in accrued interest receivable                                     1              (93)
         Deferred income tax (benefit) expense                                                (21)              76
         Decrease in prepaid expenses and other assets                                        294               55
         Increase in accrued expenses and other liabilities                                   215              183
                                                                                   --------------   --------------
              Net cash provided by operating activities                                     1,670            4,165
                                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan originations in excess of repayments                                             (5,113)            (971)
     Proceeds from sale of loan participation interests                                     3,702            5,741
     Purchases of loans receivable                                                             --             (782)
     Principal repayments on mortgage-backed securities held-to-maturity                    7,741           11,027
     Purchases of mortgage-backed securities held-to-maturity                                  --          (17,959)
     Purchases of securities available-for-sale                                               (28)             (14)
     Purchases of bank-owned life insurance                                                   (19)             (18)
     Purchases of premises and equipment                                                      (74)             (17)
                                                                                   --------------   ---------------
             Net cash provided by/(used in) investing activities                            6,209           (2,993)
                                                                                   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease)/increase in deposits                                                       (5,060)           6,256
     (Decrease) in borrowings with original term of less than 90 days                      (1,046)            (171)

     (Decrease) in advance payments by borrowers for taxes and insurance                     (123)            (719)
                                                                                   --------------   --------------
             Net cash (used in)/provided by financing activities                           (6,229)           5,366
                                                                                   --------------   --------------
             Net increase in cash and cash equivalents                                      1,650            6,538
Cash and cash equivalents at beginning of period                                            7,904           26,106
                                                                                   --------------   --------------
Cash and cash equivalents at end of period                                         $        9,554   $       32,644
                                                                                   ==============   ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                  $        1,101   $        1,060
         Taxes                                                                                465              578

                            See accompanying notes to consolidated financial statements.

                                                          3

                 BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

Note 1 - Basis of Presentation

Brooklyn Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Brooklyn Federal Savings Bank (the "Bank") as part of the Bank's reorganization into the mutual holding company structure. As of the date hereof, the Bank has not completed its reorganization, and accordingly, the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission (the "SEC") on February 11, 2005 (File Number 333-121580). Based upon the foregoing, the Unaudited Interim Financial Statements filed as part of this quarterly report are those of the Bank and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The Bank's consolidated financial statements, as presented in the Company's Form S-1, should be read in conjunction with these statements.

Note 2 - Adoption of Plan of Conversion and Reorganization

On November 9, 2004, the Board of Directors adopted a plan of reorganization pursuant to which the Bank would convert to a stock savings bank under a two-tier mutual holding company structure. As part of this plan, the Bank established a federally-chartered mutual holding company known as BFS Bancorp, MHC. Upon consummation of the plan of reorganization, the Bank will become a federally-chartered stock savings bank, wholly-owned by the Company, and BFS Bancorp, MHC will own approximately 70% of the Company.

Effective February 11, 2005, the Company received approval from both the SEC and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering is expected to close in April 2005 and the net proceeds from the offering are anticipated to be not more than $38.6 million. Offering costs have been deferred and will be deducted from the proceeds of the shares sold in the stock offering. If the offering is not completed, all costs will be charged to expense. At December 31, 2004, costs of $201,000 had been incurred.

Note 3 - Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses and the fair values of securities are particularly susceptible to material change in the near term.

Note 4 - Impact of Certain Accounting Pronouncements

        In September 2004, the Financial Accounting Standards Board issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance did not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature, including Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin No. 59. The principal disclosure guidance in EITF Issue No. 03-01 also remains in effect. The delay will be superseded concurrently with the final issuance of Staff Position No. EITF Issue 03-1-a, which may provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. Since the unrealized losses on the Bank's debt securities as of September 30, 2004 are attributable to interest rate-related factors and all such securities are classified as held-to-maturity, the Bank expects to recover these investments without realizing a loss. Accordingly, the Bank does not expect that the final issuance of Staff Position No. EITF 03-1-a will have a significant impact on its financial condition and results of operations.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of Statement No. 123R includes the recognition and retention plan and the stock option plan the Company expects to adopt following the stock offering. As a public company, the Company will be required to adopt Statement No. 123R in its first reporting period beginning after June 15, 2005 (i.e., the quarter beginning July 1, 2005). For shares awarded under the recognition and retention plan, the Company will recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting required prior to Statement No. 123R. For options granted under the stock option plan, the Company will recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period.

As required by Statement No. 123R, the Company will estimate the fair value of its stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. Statement No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        When used in this quarterly report and in future filings by Brooklyn Federal Bancorp, Inc. with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Brooklyn Federal Bancorp, Inc.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Brooklyn Federal Bancorp, Inc.'s market area, changes in the position of banking regulators on the adequacy of Brooklyn Federal Bancorp, Inc.'s allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

        Brooklyn Federal Bancorp, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Brooklyn Federal Bancorp, Inc.'s financial performance and could cause Brooklyn Federal Bancorp, Inc.'s actual results for future periods to differ materially from those anticipated or projected.

        Brooklyn Federal Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

        The Bank's results of operations depend mainly on its net interest income, which is the difference between the interest income earned on its loan and investment portfolios and interest expense paid on its deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale and other miscellaneous income. The Bank's noninterest expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense.

        The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Bank's financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

        The Bank considers accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. The Bank considers the following to be its critical accounting policies:

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Brooklyn Federal Savings Bank. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

        As a substantial amount of the Bank's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

        Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

        The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. The Bank also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses the Bank has established which could have a material negative effect on its financial results.

        DEFERRED INCOME TAXES. The Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Bank considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if the Bank projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Bank's operating results.

BUSINESS STRATEGY

        The Bank's business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service. The Bank's business strategy has been to emphasize one- to four-family residential mortgage lending and the Bank will continue to emphasize this type of lending. Management, however, has determined to broaden the range of the Bank's products and services to enhance profitability, consistent with safety and soundness. The Bank has introduced additional products and services, such as debit cards and internet banking. The Bank cannot assure you that it will successfully implement its business strategy.

        Highlights of the Bank's business strategy are as follows:

        o REMAINING A COMMUNITY ORIENTED INSTITUTION. The Bank was established in Brooklyn, New York in 1887, and has been operating continuously since that time. The Bank has been, and continues to be, committed to meeting the financial needs of the communities in which the Bank operates, and the Bank is dedicated to providing quality personal service to its customers. Although historically the Bank's principal business activity has been accepting deposits from the public and using those funds to originate one- to four-family mortgage loans, in recent years the Bank has been originating a wider variety of residential loan products to meet the needs of its customers. If such loans do not satisfy the Bank's criteria for retention in its loan portfolio, they generally can be sold in the secondary market.

        o CONTINUING TO INCREASE THE BANK'S MULTI-FAMILY, COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. Historically, the Bank has emphasized one- to four-family residential lending within its market area. While one- to four-family loan originations remain the Bank's predominant form of loans because of its expertise with this type of lending, in the past five years the Bank has emphasized the origination of loans secured by multi-family properties and commercial real estate and construction loans as a means of increasing its interest and fee income. Multi-family, commercial real estate and construction lending generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. The repayment of multi-family, commercial real estate and construction loans depends upon the business and financial condition of the borrower and, in the case of construction loans, on the economic viability of projects financed. Consequently, the Bank, like other financial institutions, generally charges higher rates of interest for these types of loans compared to one- to four-family residential loans. The Bank has invested in a new loan servicing system and additional personnel to allow the Bank to service these types of loans more efficiently.

        o INCREASING THE BANK'S REAL ESTATE LENDING CAPACITY. The additional capital raised in the offering will increase the Bank's lending capacity, including staffing, by enabling the Bank to originate more loans and loans with larger balances. This will permit the Bank to serve borrowers with larger lending needs and to originate larger loans than the Bank has originated in the past.

        o UTILIZING THE NET PROCEEDS THE BANK RECEIVES IN THE OFFERING TO BETTER MANAGE ITS INTEREST RATE RISK AND GROW ITS ASSETS. With interest rates at historically low levels, the Bank has managed its interest rate risk by maintaining a significant percentage of its assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. Management adopted this conservative investment philosophy because the Bank's ratio of equity to assets and its relatively small asset size did not provide management with the flexibility to invest in longer-term, higher yielding assets without incurring significant interest rate risk. Also, this strategy will position the Bank to reinvest its short-term liquid assets in higher yielding loans and investments once interest rates begin to rise. During the recent sustained period of declining interest rates, however, this strategy has generated less interest income than would have been generated if the Bank had invested in longer-term loans and investments. At December 31, 2004, $9.6 million, or 3.1% of the Bank's assets, was invested in cash or cash equivalents, and $10.1 million, or 3.3% of the Bank's assets, was invested in certificates of deposit and securities that mature within three years.

                The net proceeds from the offering will increase the Bank's capital and provide management with greater flexibility to manage interest rate risk and increase the Bank's interest-earning assets, including its investment in longer-term, higher yielding loans and securities.

        o FACILITATE GROWTH THROUGH DE NOVO BRANCHING. The Bank has established financial, geographic and other criteria to evaluate potential new branch offices in its market area. The Bank anticipates being able to use part of the net proceeds of the offering to finance the expansion of its branch network. While the Bank continues to review potential branch sites, there can be no assurance as to whether or when the Bank will open such offices.

        o MAINTAINING HIGH ASSET QUALITY. The Bank has focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

        TOTAL ASSETS. Total assets decreased by $5.1 million, or 1.7%, to $303.7 million at December 31, 2004 from $308.8 million at September 30, 2004. This decrease was largely the result of a decrease in securities held to maturity, which was partially offset by increases in cash and loans receivable.

        CASH AND DUE FROM BANKS. Cash and due from banks increased by $1.7 million, or 20.8%, to $9.6 million at December 31, 2004 from $7.9 million at September 30, 2004. This increase in short-term liquidity was primarily due to repayments of mortgage-backed securities held in the Bank's investment portfolio, which was offset by cash used to fund net deposit outflows and repay borrowings during the quarter.

        SECURITIES. Securities investments decreased $7.9 million, or 6.5%, to $113.3 million at December 31, 2004, from $121.2 million at September 30, 2004. This decrease was due to a decrease in the Bank's mortgage-backed securities during the quarter ended December 31, 2004, which resulted from repayments of such securities.

        NET LOANS. Net loans increased $1.4 million, or 1.0%, to $164.4 million at December 31, 2004 from $163.0 million at September 30, 2004, due to a $4.2 million increase in commercial real estate loans and a $1.4 million increase in construction loans. This growth was offset in part by a $1.5 million decrease in one-to four-family residential mortgage loans and a $2.7 million decrease in multi-family residential mortgage loans.

        As of December 31, 2004, non-accrual loans totaled $13,000. During January 2005 a commercial real estate loan in the amount of $1.9 million was placed on non-accrual status as payments were more than 90 days past due. Through February 28, 2005 the loan is 120 days past due. The loan is secured by a first lien on industrial property in Whitestone, New York and a reappraisal of the property is in process. Currently, the borrower has been served with notice of foreclosure and we are proceeding with the foreclosure action. Due to the value of the collateral, we do not anticipate any loss on this loan.

        During March 2005 a commercial construction loan in the amount of $1.5 million became over 30 days past due. This loan had been over 60 days past due once in the previous six months. That loan and a $1.9 million commercial real estate loan to the same borrower are both secured by a first lien on a hotel in Suffolk County, New York which had an appraised value of $4.3 million in December 2002. A more recent appraisal dated December 3, 2004, prepared for another financial institution, indicates a value of $5.4 million. The $1.9 million loan is paid through February 2005 but had been over 60 days past due once in the past six months. We also have a $300,000 loan on this borrower's personal residence. All three loans discussed above were classified as substandard as of March 8, 2005.

        DEPOSITS. Deposits decreased by $5.1 million, or 2.0%, to $251.5 million at December 31, 2004, from $256.6 million at September 30, 2004. The decrease was attributable, in part, to intense rate competition for deposits in the Bank's market area, particularly for short-term deposits.

        BORROWED FUNDS. Funds borrowed from the Federal Home Loan Bank of New York decreased by $1.0 million, or 10.2%, to $9.2 million at December 31, 2004, from $10.2 million at September 30, 2004. During the quarter ended December 31, 2004, the Bank used excess cash of $1.0 million to reduce borrowed funds.

        RETAINED EARNINGS. Retained earnings increased by $943,000, or 2.6%, to $37.5 million at December 31, 2004, from $36.6 million at September 30, 2004. This change was primarily the result of net income of $948,000 for the quarter ended December 31, 2004.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

        NET INCOME. Net income decreased $142,000, or 12.9%, to $948,000 for the three months ended December 31, 2004 from $1.1 million for the three months ended December 31, 2003. The decrease was primarily the result of a $246,000 decrease in the Bank's net interest income and a $189,000 increase in the Bank's total non-interest expense, which was only partially offset by a $186,000 increase in non-interest income and a $105,000 decrease in income tax expense.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased by $246,000 to $2.9 million for the three months ended December 31, 2004 from $3.1 million for the three months ended December 31, 2003. The decrease in net interest income resulted primarily from a 50 basis points decrease in the Bank's net interest rate spread to 3.74% for the three months ended December 31, 2004 from 4.24% for the three months ended December 31, 2003. The Bank's net interest margin contracted 47 basis points to 3.91% in the current quarter from 4.38% a year earlier.

        INTEREST INCOME. Interest income decreased $196,000, or 4.7%, to $4.0 million for the three months ended December 31, 2004 from $4.2 million for the three months ended December 31, 2003. Interest income on loans decreased by $350,000, or 10.6%, to $2.9 million for the three months ended December 31, 2004 from $3.3 million for the three months ended December 31, 2003. The primary reasons for this decrease were a $255,000 decrease in prepayment penalties on multi-family and commercial real estate loans from 2003 to 2004, a decrease in the average yield on loans and a decrease in average interest earning assets. Interest income on investment securities and other interest-earning assets increased by $154,000, or 17.8%, to $1.0 million for the three months ended December 31, 2004 from $874,000 for the three months ended December 31, 2003.

        INTEREST EXPENSE. Interest expense increased modestly to $1.09 million for the three months ended December 31, 2004 from $1.04 million for the three months ended December 31, 2003. The increase was primarily the result of a $39,000 increase in interest expense on deposits and an $11,000 increase in interest expense on borrowed funds, reflecting an increase in the average cost of such deposits and borrowings.

        PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $14,000 for the three months ended December 31,

2004 and $16,000 for the three months ended December 31, 2003. Loans in non-accrual status that were included in loans receivable totaled $13,000 as of December 31, 2004 and September 30, 2004. The allowance for loan losses as of December 31, 2004 represented 0.57% of total loans, compared to 0.56% of total loans as of September 30, 2004.

        NON-INTEREST INCOME. Non-interest income increased by $186,000, or 44.6%, to $603,000 for the three months ended December 31, 2004 from $417,000 for the three months ended December 31, 2003. The increase was primarily the result of a $162,000 increase in loan fee income from loan syndications.

        NON-INTEREST EXPENSE. Non-interest expense increased by $189,000, or 11.1%, to $2.0 million for the three months ended December 31, 2004 from $1.8 million for the three months ended December 31, 2003. The increase resulted from a $52,000 increase in compensation and fringe benefits and a $128,000 increase in other operating expenses.

        INCOME TAXES. Income tax expense decreased $105,000, or 16.3%, to $538,000 for the three months ended December 31, 2004 from $643,000 for the three months ended December 31, 2003. The decrease resulted primarily from the $247,000 reduction in pre-tax income in 2004 compared to 2003. The effective tax rate was 36.2% for the three months ended December 31, 2004 compared to 37.1% for the same period in 2003.

LIQUIDITY

        The Bank maintains liquid assets at levels it considers adequate to meet its liquidity needs. The Bank adjusts its liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay its borrowings and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

        The Bank's primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Bank's competition. The Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

        A significant portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At December 31, 2004, $9.6 million of the Bank's assets were invested in cash and cash equivalents. The Bank's primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Bank sells longer-term mortgage loans, and the Bank syndicates and sells participation interests in portions of its multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets the Bank's operational and financial needs. In addition, the Bank invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Bank's lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $10.1 million at December 31, 2004. As of December 31, 2004, the Bank had $9.2 million in borrowings outstanding from the Federal Home Loan Bank of New York and the Bank has access to additional Federal Home Loan Bank advances.

        At December 31, 2004, the Bank had $42.5 million in loan commitments outstanding, which included $16.9 million in undisbursed construction loans, $1.2 million in unused home equity lines of credit, $4.1 million in commercial lines of credit and $20.3 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of December 31, 2004 totaled $60.2 million, or 53.8% of certificates of deposit. The large percentage of certificates of deposits that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit due on or before December 31, 2005. Management believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The majority of the Bank's assets and liabilities are monetary in nature. Consequently, the Bank's most significant form of market risk is interest rate risk. The Bank's assets, consisting primarily of mortgage loans, have longer maturities than the Bank's liabilities, consisting primarily of deposits. As a result, a principal part of the Bank's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Accordingly, the Bank's board of directors has approved guidelines for managing the interest rate risk inherent in its assets and liabilities, given the Bank's business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the audit committee of the board of directors meets as needed to review the Bank's asset/liability policies and interest rate risk position.

        The Bank has sought to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, the Bank has implemented the following strategies to manage its interest rate risk:
(i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank's certificates of deposit. By investing in short-term, liquid instruments, the Bank believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of declining interest rates, the Bank's strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the offering will increase the Bank's capital and provide management with greater flexibility to manage its interest rate risk. In particular, management intends to leverage the capital the Bank receives to increase its interest-earning assets. Management intends to lengthen the maturity of the Bank's earning assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets. There have been no material changes in the Bank's interest rate risk since September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Bank's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on such evaluation, the Bank's Chief Executive Officer and Chief Financial Officer, have concluded that the Bank's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in the Bank's internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company will report the use of proceeds in its first periodic report following consummation of its plan of reorganization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

        31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

        32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BROOKLYN FEDERAL BANCORP, INC.
                                          (Registrant)


Date: March 28, 2005                      /s/ Angelo J. Di Lorenzo
                                          --------------------------------------
                                          Angelo J. Di Lorenzo
                                          Chief Executive Officer and President


Date:  March 28, 2005                     /s/ Richard A. Kielty
                                          --------------------------------------
                                          Richard A. Kielty
                                          Executive Vice President and
                                          Chief Financial Officer