Form 10-Q
period 2005-03-31
Brooklyn Federal Bancorp, Inc.
filed 2005-05-16
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51208

                         BROOKLYN FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               FEDERAL                                        20-2659598
 (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

81 Court Street
Brooklyn, New York                                               11201
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (718) 855-8500.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [x]    NO  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  [ ]    NO  [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                            Outstanding at May 11, 2005
   Common Stock,  $.01 Par Value                         13,225,000

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                           Page
                                                                          Number

Item 1.  Financial Statements ..............................................   1
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  16
Item 4.  Controls and Procedures............................................  17

                                    PART II.

Item 1.  Legal Proceedings..................................................  18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  18
Item 3.  Defaults Upon Senior Securities....................................  18
Item 4.  Submission of Matters to a Vote of Security Holders................  18
Item 5.  Other Information..................................................  18
Item 6.  Exhibits...........................................................  18

Signature Page..............................................................  19

                                                       PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       MARCH 31, 2005 AND SEPTEMBER 30, 2004
                                                   (IN THOUSANDS)

                                                                                                    SEPTEMBER 30,
                                   ASSETS                                       MARCH 31, 2005          2004
                                                                               ----------------   ----------------
                                                                                 (UNAUDITED)
Cash and due from banks (including interest-earning balances of
$69,039 at March 31, 2005 and $3,021 at September 30, 2004)                    $         72,645   $          7,904
Time deposits and certificates                                                            6,571              6,871
Securities available-for-sale                                                             4,143              4,093
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $95,782 and
     $110,763, respectively)                                                            101,181            113,083
  Other (estimated fair value of $3,699 and $4,004, respectively)                         3,794              4,013
Loans receivable, net                                                                   174,532            163,027
Federal Home Loan Bank of New York ("FHLB") stock, at cost                                1,096              1,096
Accrued interest receivable                                                               1,295              1,276
Premises and equipment, net                                                               1,443              1,500
Prepaid expenses and other assets                                                         6,097              5,972
                                                                               ----------------   ----------------
         Total assets                                                          $        372,797   $        308,835
                                                                               ================   ================

                      LIABILITIES AND RETAINED EARNINGS
Liabilities:
  Deposits:
      Demand accounts                                                          $        143,548   $        143,427
      Certificates of deposit                                                           118,455            113,123
                                                                               ----------------   ----------------
         Total deposits                                                                 262,003            256,550
  Borrowings:
      Short-term FHLB advances                                                            7,031              7,331
      Long-term FHLB advances                                                             4,157              2,900
  Stock subscription proceeds                                                            55,674                 --
  Advance payments by borrowers for taxes and insurance                                   2,472              2,404
  Accrued expenses and other liabilities                                                  3,066              3,057
                                                                               ----------------   ----------------
         Total liabilities                                                              334,403            272,242
Retained earnings                                                                        38,394             36,593
                                                                               ----------------   ----------------
         Total liabilities and retained earnings                               $        372,797   $        308,835
                                                                               ================   ================


                            See accompanying notes to consolidated financial statements.

                                                         1

                                     BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                           ----------------------------   ----------------------------
                                                                2005            2004            2005            2004
                                                           -------------   ------------   -------------   ------------
Interest income:
   First mortgage and other loans                          $       2,838   $      2,690   $       5,768   $      5,970
   Mortgage-backed securities                                        936            875           1,844          1,633
   Other securities and interest-earning assets                      215            135             335            251
                                                           -------------   ------------   -------------   ------------
     Total interest income                                         3,989          3,700           7,947          7,854
                                                           -------------   ------------   -------------   ------------

Interest expense:
   Deposits                                                        1,090            964           2,113          1,948
   Borrowings                                                         71             29             136             83
                                                           -------------   ------------   -------------   ------------
     Total interest expense                                        1,161            993           2,249          2,031
                                                           -------------   ------------   -------------   ------------

Net interest income before provision for loan losses               2,828          2,707           5,698          5,823
Provision for loan losses                                             22              8              36             24
                                                           -------------   ------------   -------------   ------------
     Net interest income after provision for loan losses           2,806          2,699           5,662          5,799
                                                           -------------   ------------   -------------   ------------

Non-interest income:
   Banking fees and service charges                                  352            287             776            522
   Net gain on sale of loans held-for-sale                            --              8               5             34
   Other                                                             120            150             294            306
                                                           -------------   ------------   -------------   ------------
     Total non-interest income                                       472            445           1,075            862
                                                           -------------   ------------   -------------   ------------

Non-interest expense:
   Compensation and fringe benefits                                1,224          1,112           2,552          2,388
   Occupancy and equipment                                           224            233             448            448
   Other                                                             401            385             822            678
                                                           -------------   ------------   -------------   ------------
     Total non-interest expense                                    1,849          1,730           3,822          3,514
                                                           -------------   ------------   -------------   ------------

Income before provision for income taxes                           1,429          1,414           2,915          3,147
Provision for income taxes                                           559            590           1,097          1,233
                                                           -------------   ------------   -------------   ------------
     Net income                                            $         870   $        824   $       1,818   $      1,914
                                                           =============   ============   =============   ============


                              See accompanying notes to consolidated financial statements.

                                                           2

                                    BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                                    (IN THOUSANDS)


                                                                                  FOR THE SIX MONTHS ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                       2005              2004
                                                                                 ----------------   ----------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $          1,818   $          1,914
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        146                125
         Provision for loan losses                                                             36                 24
         Income from bank-owned life insurance                                                (63)               (60)
         Decrease in deferred loan fees, net                                                  (48)              (179)
         Amortization of premiums, net of accretion of discounts                              250                237
         Originations of loans held-for-sale                                                 (394)              (820)
         Proceeds from sales of loans held-for-sale                                           399              5,226
         Net gain on sales of loans held-for-sale                                              (5)               (35)
         Increase in accrued interest receivable                                              (19)              (159)
         Deferred income tax benefit                                                          (16)               (14)
         (Increase) decrease in prepaid expenses and other assets                             (31)               404
         Increase in accrued expenses and other liabilities                                     9                254
                                                                                 ----------------   ----------------
              Net cash provided by operating activities                                     2,082              6,917
                                                                                 ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations in excess of repayments                                            (14,908)            (5,165)
     Proceeds from sale of loan participation interests                                     5,140              6,734
     Purchases of loans receivable                                                         (1,725)              (795)
     Principal repayments on mortgage-backed securities held-to-maturity                   14,580             19,494
     Purchases of mortgage-backed securities held-to-maturity                              (2,928)           (34,090)
     Maturities and principal pay downs of other securities held-to-maturity                  219                308
     Purchases of other securities held-to-maturity                                            --             (1,211)
     Purchases of securities available-for-sale                                               (67)            (4,124)
     Sale of securities available-for-sale                                                     --              4,078
     Purchase of time deposits and certificates                                                --             (3,196)
     Maturity of time deposits and certificates                                               300                 --
     Purchases of bank-owned life insurance                                                   (15)               (16)
     Purchases of premises and equipment                                                      (89)               (19)
                                                                                 -----------------  -----------------
             Net cash provided by (used in) investing activities                              507            (18,002)
                                                                                 ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                               5,453              5,158
     Net (decrease) increase in short-term FHLB advances                                     (800)             3,420
     Long term FHLB advances                                                                1,757                 --
     Stock subscription proceeds                                                           55,674                 --
     Increase (decrease) in advance payments by borrowers for taxes and
       insurance                                                                               68                (33)
                                                                                 ----------------   ----------------
             Net cash provided by financing activities                                     62,152              8,545
                                                                                 ----------------   ----------------
             Net increase (decrease) in cash and cash equivalents                          64,741             (2,540)
Cash and cash equivalents at beginning of year                                              7,904             26,106
                                                                                 ----------------   ----------------
Cash and cash equivalents at end of period                                       $         72,645   $         23,566
                                                                                 ================   ================
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                $          2,239   $          2,027
         Taxes                                                                                752                838


                             See accompanying notes to consolidated financial statements.

                                                          3

                 BROOKLYN FEDERAL SAVINGS BANK AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Brooklyn Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Brooklyn Federal Savings Bank (the "Bank") as part of the Bank's reorganization into the mutual holding company structure. As of March 31, 2005, the Bank had not completed its reorganization, and accordingly, the Company had not yet issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission (the "SEC") on February 11, 2005 (File Number 333-121580). Based upon the foregoing, the Unaudited Interim Financial Statements filed as part of this quarterly report are those of the Bank and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The Bank's consolidated financial statements, as presented in the Company's Form S-1 should be read in conjunction with these statements.

NOTE 2 - COMPLETION OF PLAN OF CONVERSION AND REORGANIZATION

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

Effective February 11, 2005, the Company received approval from both the SEC and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering closed April 5, 2005 and the net proceeds from the offering were approximately $38.0 million (gross proceeds of $39.7 million for the issuance of 3,967,500 shares, less offering costs of approximately $1.7 million). The Company also issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. BFS Bancorp, MHC owns 70% of the Company's outstanding shares.

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

NOTE 4 - IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

        In September 2004, the Financial Accounting Standards Board issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance did not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature, including Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin No. 59. The principal disclosure guidance in EITF Issue No. 03-01 also remains in effect. The delay will be superseded concurrently with the final issuance of Staff Position No. EITF Issue 03-1-a, which may provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. Since the unrealized losses on the Bank's debt securities as of March 31, 2005 are attributable to interest rate-related factors and all such securities are classified as held-to-maturity, the Bank expects to recover these investments without realizing a loss. Accordingly, the Bank does not expect that the final issuance of Staff Position No. EITF 03-1-a will have a significant impact on its financial condition and results of operations.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of Statement No. 123R includes the recognition and retention plan and the stock option plan the Company expects to adopt following the stock offering. As a public company, pursuant to rules issued by the SEC in April 2005, the Company will be required to adopt Statement No. 123R in its first annual reporting period beginning after June 15, 2005 (i.e., the fiscal year beginning October 1, 2005). For shares awarded under the recognition and retention plan, the Company will recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting required prior to Statement No. 123R. For options granted under the stock option plan, the Company will recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by Statement No. 123R, the Company will estimate the fair value of its stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. Statement No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        When used in this quarterly report and in future filings by Brooklyn Federal Bancorp, Inc. with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Brooklyn Federal Bancorp, Inc.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Brooklyn Federal Bancorp, Inc.'s market area, changes in the position of banking regulators on the adequacy of Brooklyn Federal Bancorp, Inc.'s allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

        The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $38.0 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC. The offering proceeds have been invested on a short-term basis in liquid investments, namely, certificates of deposits, FHLB term deposits and FHLB overnight investments. A portion of the proceeds were used to fund the employee stock ownership plan. On a longer-term basis, the Company anticipates deploying a portion of the offering proceeds in longer-term securities and funding new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

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

        o MAINTAINING HIGH ASSET QUALITY. The Bank has focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate. The Bank's ratio of non-performing assets to total assets at March 31, 2005 and September 30, 2004 was 0.50% and less than 0.01%, respectively. However, the Bank's ratio of non-performing loans to total loans at March 31, 2005 increased to 1.06% from 0.01% at September 30, 2004, due to an increase in classified loans as discussed below in "Net Loans" during the quarter ended March 31, 2005.

        Management believes that the allowance for loan losses as of $955,000 and $920,000 at March 31, 2005 and September 30, 2004, respectively, was adequate.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND SEPTEMBER 30, 2004

        TOTAL ASSETS. Total assets increased by $64.0 million, or 20.7%, to $372.8 million at March 31, 2005 from $308.8 million at September 30, 2004. This increase was largely the result of the funds received from the stock subscription and an increase in loans receivable, net, offset in part by a decrease in securities held to maturity.

        CASH AND DUE FROM BANKS. Cash and due from banks increased by $64.7 million to $72.6 million at March 31, 2005 from $7.9 million at September 30, 2004. This increase in short-term liquidity was primarily due to the funds received for the stock subscription and repayments of mortgage-backed securities held in the Bank's investment portfolio, partially offset by cash used to fund our net loan portfolio increase.

        SECURITIES. Securities investments decreased $12.1 million, or 10.0%, to $109.1 million at March 31, 2005, from $121.2 million at September 30, 2004. This decrease was due to repayments on the Bank's mortgage-backed securities of $14.6 million, partially offset by purchases of $2.9 million during the six months ended March 31, 2005.

        NET LOANS. Net loans increased $11.5 million, or 7.1%, to $174.5 million at March 31, 2005 from $163.0 million at September 30, 2004, primarily due to a $12.1 million increase in commercial real estate loans and a $3.0 million increase in construction loans. This growth was offset in part by a $2.6 million decrease in one-to four-family residential mortgage loans and an $868,000 decrease in multi-family residential mortgage loans.

        As of March 31, 2005, non-accrual loans totaled $1.9 million, representing one commercial real estate loan secured by a first lien on waterfront industrial property in Whitestone, New York. The property was appraised on February 23, 2005 for $18.2 million.

Currently, the borrower has been served with notice of foreclosure and we are proceeding with the foreclosure action. Due to the value of the collateral, we do not anticipate any loss on this loan.

        Three additional loans, with the same borrower aggregating $3.7 million, were on non-accrual status as of May 12, 2005. A commercial construction loan in the amount of $1.5 million and a $1.9 million commercial real estate loan are secured by a first and second lien on a hotel in Suffolk County, New York that had an appraised value of $4.3 million in December 2002. A more recent appraisal dated December 3, 2004, prepared for another financial institution, indicates a value of $5.4 million. The third loan is a $300,000 mortgage loan on the principal's personal residence. All three loans were classified as substandard as of March 31, 2005 and were subsequently placed on non-accrual status.

        DEPOSITS. Deposits increased by $5.5 million, or 2.1%, to $262.0 million at March 31, 2005, from $256.6 million at September 30, 2004. The Bank believes the increase was primarily attributable to deposits being made in anticipation of our stock subscription offering.

        BORROWED FUNDS. Funds borrowed from the Federal Home Loan Bank of New York increased by $957,000, or 9.4%, to $11.2 million at March 31, 2005, from $10.2 million at September 30, 2004. During the six months ended March 31, 2005, the Bank increased its longer-term borrowings to fund asset growth.

        RETAINED EARNINGS. Retained earnings increased by $1.8 million or 4.9%, to $38.4 million at March 31, 2005, from $36.6 million at September 30, 2004. This increase was the result of net income of $1.8 million during the six months ended March 31, 2005.

        LIQUIDITY AND CAPITAL RESOURCES. The Bank maintains liquid assets at levels it considers adequate to meet its liquidity needs. The Bank adjusts its liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay its borrowings and to fund loan commitments. The Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

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

        A significant portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At March 31, 2005, $72.6 million of the Bank's assets were invested in cash and cash equivalents, including $55.7 million in subscription proceeds received in connection with the stock offering. Approximately $30.5 million of the subscription proceeds were returned to subscribers in April 2005. The balance of the funds raised in connection with the stock offering were $3.2 million purchased by the Bank's Employee Stock Ownership Plan and $11.3 million from depositors who funded their stock purchases with funds held in deposit accounts at the Bank. The Bank's primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Bank sells longer-term mortgage loans, and the Bank syndicates and sells participation interests in portions of its multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets the Bank's operational and financial needs. In addition, the Bank invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Bank's lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $9.8 million at March 31, 2005. As of March 31, 2005, the Bank had $11.2 million in borrowings outstanding from the Federal Home Loan Bank of New York and the Bank has access to additional Federal Home Loan Bank advances.

        At March 31, 2005, the Bank had $43.5 million in loan commitments outstanding, which included $19.1 million in undisbursed construction loans, $1.1 million in unused home equity lines of credit, $4.8 million in commercial mortgage lines of credit and $18.5 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2005 totaled $63.8 million, or 53.9% of certificates of deposit. The large percentage of certificates of deposits that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit due on or before March 31, 2006. Management believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

        The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $38.0 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC. The offering proceeds have been invested on a short-term basis in liquid investments, namely, certificates of deposits, FHLB term deposits and FHLB overnight investments. On a longer-term basis, the Company anticipates deploying a portion of the offering proceeds in longer-term securities and funding new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

        NET INCOME. Net income increased $46,000, or 5.6%, to $870,000 for the three months ended March 31, 2005 from $824,000 for the three months ended March 31, 2004. The increase was primarily the result of a $121,000 increase in the Bank's net interest income, an increase of $27,000 in non-interest income and a decrease of $31,000 in the provision for income taxes, which was partially offset by an increase in non-interest expense of $119,000.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $121,000 to $2.8 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. The increase in net interest income resulted primarily from the increased average balances of interest-earning assets offset in part by a 13 basis points decrease in the Bank's net interest rate spread to 3.45% for the three months ended March 31, 2005 from 3.58% for the three months ended March 31, 2004. The Bank's net interest margin decreased 3 basis points to 3.69% in the current quarter from 3.72% a year earlier.

        INTEREST INCOME. Interest income increased $289,000, or 7.8%, to $4.0 million for the three months ended March 31, 2005 from $3.7 million for the three months ended March 31, 2004. Interest income on loans increased by $148,000, or 5.5%, to $2.8 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. The primary reasons for the increase in interest income on loans were a $169,000 increase in construction loan income and a $136,000 increase in commercial real estate loan income, offset in part by a decrease in our residential mortgage loan income of $155,000. The average balance of the loan portfolio increased by $12.6 million to $168.6 million for the three months ended March 31, 2005 from $156.0 million for the three months ended March 31, 2004. The average yield on loans decreased 17 basis points to 6.73% for the three months ended March 31, 2005 from 6.90% for the three months ended March 31, 2004. Interest income on investment securities and other interest-earning assets increased by $141,000, or 14.0%, to $1.2 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase in interest income on investment securities and other interest-earning assets was primarily due to a $2.6 million increase in average balances to $138.0 million for the three months ended March 31, 2005 from $135.4 million for the three months ended March 31, 2004 and a 36 basis point increase in yield to 3.34% for the three months ended March 31, 2005 from 2.98% for the three months ended March 31, 2004.

        INTEREST EXPENSE. Interest expense increased $168,000 to $1.2 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase was primarily the result of a $126,000 increase in interest expense on deposits and a $42,000 increase in interest expense on borrowed funds, primarily reflecting an increase in the average cost of 26 basis points to 1.76% for the three months ended March 31, 2005 from 1.50% for the three months ended March 31, 2004.

        PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $22,000 for the three months ended March 31, 2005 and $8,000 for the three months ended March 31, 2004. Loans in non-accrual status were $1.9 million as of March 31, 2005 and $13,000 as of March 31, 2004. The allowance for loan losses as of March 31, 2005 represented 0.54% of total loans, compared to 0.57% of total loans as of March 31, 2004.

        NON-INTEREST INCOME. Non-interest income increased by $27,000, or 6.1%, to $472,000 for the three months ended March 31, 2005 from $445,000 for the three months ended March 31, 2004. The increase was primarily the result of a $54,000 increase in loan fee income from loan syndications and a $19,000 increase in loan servicing fees, offset in part by decreases of $8,000 in banking fees, $8,000 in gains on sale of loans held-for-sale and $30,000 in other miscellaneous fees.

        NON-INTEREST EXPENSE. Non-interest expense increased by $119,000, or 6.9%, to $1.8 million for the three months ended March 31, 2005 from $1.7 million for the three months ended March 31, 2004. The increase resulted primarily from a $112,000 increase in compensation and fringe benefits, which included $51,000 related to increased expense for the Supplemental Executive Retirement Plan, $19,000 for the employee pension plan and $49,000 in salary costs for new employees and increases in base salaries for certain officers and employees.

        INCOME TAXES. Income tax expense decreased $31,000, or 5.3%, to $559,000 for the three months ended March 31, 2005 from $590,000 for the three months ended March 31, 2004. The decrease resulted primarily from the reduction in our effective tax rate from 41.7% in 2004 to 39.1% in 2005.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND
2004.

        NET INCOME. Net income decreased $96,000, or 5.0%, to $1.8 million for the six months ended March 31, 2005 from $1.9 million for the six months ended March 31, 2004. The decrease was primarily the result of a $125,000 decrease in the Bank's net interest income and an increase of $308,000 in non-interest expense, which was offset in part by an increase in non-interest income of $213,000 and a decrease of $136,000 in the provision for income taxes.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased by $125,000 to $5.7 million for the six months ended March 31, 2005 from $5.8 million for the six months ended March 31, 2004. The decrease in net interest income resulted primarily from a 31 basis points decrease in the Bank's net interest rate spread to 3.58% for the six months ended March 31, 2005 from 3.89% for the six months ended March 31, 2004. The Bank's net interest margin decreased 25 basis points to 3.78% in the current six-month period from 4.03% in the prior period.

        INTEREST INCOME. Interest income increased $93,000, or 1.2%, to $7.9 million for the six months ended March 31, 2005 from $7.8 million for the six months ended March 31, 2004. Interest income on investment securities and other interest-earning assets increased by $295,000, or 15.7%, to $2.2 million for the six months ended March 31, 2005 from $1.9 million for the six months ended March 31, 2004. The increase in interest income on investment securities and other interest-earning assets was primarily due to a $3.7 million increase in average balances to $135.1 million for the six months ended March 31, 2005 from $131.4 million for the six months ended March 31,2004 and a 36 basis point increase in yield to 3.23% for the six months ended March 31, 2005 from 2.87% for the six months ended March 31, 2004. Interest income on loans decreased by $202,000, or 3.4%, to $5.8 million for the six months ended March 31, 2005 from $6.0 million for the six months ended March 31, 2004. The primary reasons for the decrease in interest income on loans of $494,000 was due to a decrease of $389,000 in prepayment penalty income and the reversal of $74,000 of interest income associated with non-accrual loans as of March 31, 2005. This decrease in interest income on loans was offset in part by increases in interest income on commercial loans and construction loans of $260,000 and $36,000, respectively.

        INTEREST EXPENSE. Interest expense increased $218,000 to $2.2 million for the six months ended March 31, 2005 from $2.0 million for the six months ended March 31, 2004. The increase was primarily the result of a $165,000 increase in interest expense on deposits and a $53,000 increase in interest expense on borrowed funds, reflecting a 15 basis point increase in the average cost of such deposits and borrowings.

        PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $36,000 for the six months ended March 31, 2005 and $24,000 for the six months ended March 31, 2004. Loans in non-accrual status were $1.9 million as of March 31, 2005 and $13,000 as of March 31, 2004. See discussion on non-accrual loans in the "--Comparison of Financial Condition at March 31, 2005 and September 30, 2004." The allowance for loan losses as of March 31, 2005 represented 0.54% of total loans, compared to 0.57% of total loans as of March 31, 2004.

        NON-INTEREST INCOME. Non-interest income increased by $213,000, or 24.7%, to $1.1 million for the six months ended March 31, 2005 from $862,000 for the six months ended March 31, 2004. The increase was primarily the result of a $205,000 increase in loan fee income from loan syndications and a $50,000 increase in loan servicing fees, offset in part by decreases of $29,000 in gains on sale of loans held-for-sale and $12,000 in other miscellaneous fees.

        NON-INTEREST EXPENSE. Non-interest expense increased by $308,000, or 8.8%, to $3.8 million for the six months ended March 31, 2005 from $3.5 million for the six months ended March 31, 2004. The increase resulted primarily from a $164,000 increase in compensation and fringe benefits, which included $53,000 related to increased expense for the Supplemental Executive Retirement Plan, $40,000 for the employee pension plan and $99,000 in salary costs for new employees and increases in base salaries for certain officers and employees, offset in part by a $28,000 decrease in other employee expenses. There was a $144,000 increase in other operating expenses primarily due to an increase in our data processing service bureau expense of $100,000, audit and examination expenses of approximately $35,000 and internet banking expenses of $21,000, offset in part by a $12,000 decrease in other banking service related expenses.

        INCOME TAXES. Income tax expense decreased $136,000, or 11.0%, to $1.1 million for the six months ended March 31, 2005 from $1.2 million for the six months ended March 31, 2004. The decrease resulted primarily from the $232,000 reduction in pre-tax income in 2005 compared to 2004 and the lower effective tax rate of 37.6% for the six months ended March 31, 2005 compared to 39.2% for the same period in 2004.

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

        The Bank has sought to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, the Bank has implemented the following strategies to manage its interest rate risk:
(i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank's certificates of deposit. By investing in short-term, liquid instruments, the Bank believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of declining interest rates, the Bank's strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the offering increased the Bank's capital and provided management with greater flexibility to manage its interest rate risk. In particular, management intends to leverage the capital the Bank received to increase its interest-earning assets. Management intends to lengthen the maturity of the Bank's earning assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets. There have been no material changes in the Bank's interest rate risk since September 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Bank's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on such evaluation, the Bank's Chief Executive Officer and Chief Financial Officer, have concluded that the Bank's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $38.0 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC. The offering proceeds have been invested on a short-term basis in liquid investments, namely, certificates of deposits, FHLB term deposits and FHLB overnight investments. On a longer-term basis, the Company anticipates deploying a portion of the offering proceeds in longer-term securities and funding new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

        The Company's registration statement (File No. 333-121580) was declared effective by the SEC on February 11, 2005.

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


                                        BROOKLYN FEDERAL BANCORP, INC.
                                        (Registrant)


Date: May 16, 2005                      /s/ Angelo Di Lorenzo
                                        ----------------------------------------
                                        Angelo J. Di Lorenzo
                                        Chief Executive Officer and President



Date:  May 16, 2005                     /s/ Richard A. Kielty
                                        ----------------------------------------
                                        Richard A. Kielty
                                        Executive Vice President and
                                        Chief Financial Officer