Form 10-Q
period 2005-06-30
Brooklyn Federal Bancorp, Inc.
filed 2005-08-15
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

               Class                           Outstanding at August 12, 2005
   Common Stock,  $.01 Par Value                          13,225,000

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                     Page Number

Item 1.   Financial Statements ..............................................  1
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  8
Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 18
Item 4.   Controls and Procedures............................................ 18

                                    PART II.

Item 1.   Legal Proceedings.................................................. 20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 20
Item 3.   Defaults Upon Senior Securities.................................... 20
Item 4.   Submission of Matters to a Vote of Security Holders................ 20
Item 5.   Other Information.................................................. 20
Item 6.   Exhibits........................................................... 20

Signature Page............................................................... 21

                                                       PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        JUNE 30, 2005 AND SEPTEMBER 30, 2004
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30,          SEPTEMBER 30,
                                   ASSETS                                           2005                2004
                                                                               ----------------   ----------------
                                                                                 (UNAUDITED)
Cash and due from banks (including interest-earning balances of
  $14,804 and $3,021, respectively)                                            $         17,477   $          7,904
Time deposits and certificates                                                            9,562              6,871
Securities available-for-sale                                                             4,171              4,093
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $100,723 and
     $110,763, respectively)                                                            102,506            113,083
  Other (estimated fair value of $3,670 and $4,004, respectively)                         3,704              4,013
Loans receivable, net                                                                   188,333            163,027
Federal Home Loan Bank of New York ("FHLB") stock, at cost                                1,002              1,096
Accrued interest receivable                                                               1,309              1,276
Premises and equipment, net                                                               1,634              1,500
Prepaid expenses and other assets                                                        10,090              5,972
                                                                               ----------------   ----------------
         Total assets                                                          $        339,788   $        308,835
                                                                               ================   ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand accounts                                                          $        133,583   $        143,427
      Certificates of deposit                                                           119,786            113,123
                                                                               ----------------   ----------------
         Total deposits                                                                 253,369            256,550
  Borrowings:
      Short-term FHLB advances                                                            2,450              7,331
      Long-term FHLB advances                                                             4,657              2,900
  Advance payments by borrowers for taxes and insurance                                   1,269              2,404
  Accrued expenses and other liabilities                                                  3,766              3,057
                                                                               ----------------   ----------------
         Total liabilities                                                              265,511            272,242
                                                                               ----------------   ----------------
Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized;
          none issued                                                                        --                 --
      Common stock, $0.01 par value, 20,000,000 shares authorized;
           13,225,000 issued and outstanding as of June 30, 2005                            132                 --
      Additional paid-in capital                                                         37,762                 --
      Retained earnings - substantially restricted                                       39,522             36,608
      Unallocated common stock held by ESOP                                              (3,106)                --
      Accumulated other comprehensive loss:
           Net unrealized loss on securities, net of tax                                    (33)               (15)
                                                                               ----------------   ----------------
              Total stockholders' equity                                                 74,277             36,593
                                                                               ----------------   ----------------
         Total liabilities and stockholders' equity                            $        339,788   $        308,835
                                                                               ================   ================


                           See accompanying notes to consolidated financial statements.

                                                         1


                                        BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                -----------------------------   -----------------------------
                                                                     2005            2004            2005            2004
                                                                -------------   -------------   -------------   -------------
Interest income:
   First mortgage and other loans                               $       3,397   $       2,836   $       9,165   $       8,806
   Mortgage-backed securities                                             821             792           2,665           2,425
   Other securities and interest-earning assets                           293             125             628             376
                                                                -------------   -------------   -------------   -------------
     Total interest income                                              4,511           3,753          12,458          11,607
                                                                -------------   -------------   -------------   -------------

Interest expense:
   Deposits                                                             1,202             954           3,315           2,902
   Borrowings                                                              61              45             197             128
                                                                -------------   -------------   -------------   -------------
     Total interest expense                                             1,263             999           3,512           3,030
                                                                -------------   -------------   -------------   -------------

Net interest income before provision for loan losses                    3,248           2,754           8,946           8,577
Provision for loan losses                                                 128              20             164              44
                                                                -------------   -------------   -------------   -------------
     Net interest income after provision for loan losses                3,120           2,734           8,782           8,533
                                                                -------------   -------------   -------------   -------------

Non-interest income:
   Banking fees and service charges                                       284             419           1,060             941
   Net gain (loss) on sale of loans held-for-sale                          --              (4)              5              30
   Other                                                                  180             155             474             461
                                                                -------------   -------------   -------------   -------------
     Total non-interest income                                            464             570           1,539           1,432
                                                                -------------   -------------   -------------   -------------

Non-interest expense:
   Compensation and fringe benefits                                     1,278           1,088           3,830           3,476
   Occupancy and equipment                                                237             205             685             653
   Other                                                                  555             348           1,377           1,026
                                                                -------------   -------------   -------------   -------------
     Total non-interest expense                                         2,070           1,641           5,892           5,155
                                                                -------------   -------------   -------------   -------------

Income before provision for income taxes                                1,514           1,663           4,429           4,810
Provision for income taxes                                                418             657           1,515           1,890
                                                                -------------   -------------   -------------   -------------
     Net income                                                 $       1,096   $       1,006   $       2,914   $       2,920
                                                                =============   =============   =============   =============
     Earnings per share:
          Basic                                                         $0.08             N/A             N/A             N/A
          Diluted                                                       $0.08             N/A             N/A             N/A
     Average common shares outstanding:
          Basic                                                    12,909,944             N/A             N/A             N/A
          Diluted                                                  12,909,944             N/A             N/A             N/A


                                 See accompanying notes to consolidated financial statements.

                                                              2


                                           BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                             (UNAUDITED)


                                                                                                    UNALLOCATED
                                                                       RETAINED                     ACCUMULATED
                                                        ADDITIONAL     EARNINGS-                       OTHER
                                           COMMON        PAID-IN     SUBSTANTIALLY   COMMON STOCK  COMPREHENSIVE
                                            STOCK        CAPITAL       RESTRICTED    HELD BY ESOP       LOSS            TOTAL
                                         -----------  -------------  --------------  ------------  --------------  ----------------
BALANCE SEPTEMBER 30, 2003               $        --  $          --  $       32,517  $         --  $          (10) $         32,507

Comprehensive income:
   Net income                                     --             --           2,920            --              --             2,920
   Net unrealized loss on securities              --             --              --            --              (6)               (6)
                                                                                                                   ----------------
      Comprehensive income                                                                                                    2,914
                                                                                                                   ----------------

                                         -----------  -------------  --------------  ------------  --------------  ----------------
BALANCE JUNE 30, 2004                    $        --  $          --  $       35,437  $         --  $          (16) $         35,421
                                         ===========  =============  ==============  =============  =============  ================

BALANCE SEPTEMBER 30, 2004               $        --  $          --  $       36,608  $         --  $          (15) $         36,593

Comprehensive income:
   Net income                                     --             --           2,914            --              --             2,914
   Net unrealized loss on securities              --             --              --            --             (18)              (18)
                                                                                                                   ----------------
      Comprehensive income                                                                                                    2,896
                                                                                                                   ----------------
Sale of 3,967,500 shares of common
 stock in the initial public offering
 and issuance of 9,257,000 shares to
 the mutual holding company                      132         37,762              --            --              --            37,894
Purchase of common stock by the ESOP              --             --              --        (3,174)             --            (3,174)
Allocation of ESOP stock                          --             --              --            68              --                68
                                         -----------  -------------  --------------  ------------  --------------  ----------------
BALANCE JUNE 30, 2005                    $       132  $      37,762  $       39,522  $     (3,106) $          (33) $         74,277
                                         ===========  =============  ==============  ============  ==============  ================


                                    See accompanying notes to consolidated financial statements.

                                                                 3

                                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                             ----------------------------------
                                                                                                  2005               2004
                                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $         2,914    $         2,920
     Adjustments to reconcile net income to net cash provided by operating activities:
         ESOP expense                                                                                     68                 --
         Depreciation and amortization                                                                   235                178
         Provision for loan losses                                                                       164                 44
         Income from bank-owned life insurance                                                          (129)               (90)
         Increase(decrease) in deferred loan fees, net                                                    70               (171)
         Amortization of premiums, net of accretion of discounts                                         278                374
         Originations of loans held-for-sale                                                            (394)            (1,400)
         Proceeds from sales of loans held-for-sale                                                      399              5,581
         Net gain on sales of loans held-for-sale                                                         (5)               (30)
         Increase in accrued interest receivable                                                         (33)              (117)
         Deferred income tax (benefit) expense                                                          (230)                25
         Decrease (increase) in prepaid expenses and other assets                                          6             (1,392)
         Increase in accrued expenses and other liabilities                                              709              1,016
                                                                                             ----------------   ---------------
              Net cash provided by operating activities                                                4,052              6,938
                                                                                             ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations in excess of repayments                                                       (31,170)           (18,775)
     Proceeds from sale of loan participation interests                                                7,518             12,972
     Purchases of loans receivable                                                                    (1,889)            (1,456)
     Principal repayments on mortgage-backed securities held-to-maturity                              22,351             33,596
     Purchases of mortgage-backed securities held-to-maturity                                        (11,963)           (48,168)
     Maturities and principal pay downs of other securities held-to-maturity                             220                342
     Purchases of other securities held-to-maturity                                                        --            (3,137)
     Purchases of securities available-for-sale                                                          (95)            (8,215)
     Sales of securities available-for-sale                                                                --             8,168
     Purchases of time deposits and certificates                                                      (2,991)            (4,993)
     Maturities of time deposits and certificates                                                        300                 --
     Sales of FHLB stock                                                                                  94                314
     Purchases of bank-owned life insurance                                                           (3,765)               (16)
     Purchases of premises and equipment                                                                (369)               (67)
                                                                                             ---------------    ---------------
             Net cash used in investing activities                                                   (21,759)           (29,435)
                                                                                             ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     (Decrease) increase in deposits                                                                  (3,181)             7,298
     Proceeds from long-term FHLB advances                                                             2,257                 --
     Net (decrease) increase in short-term FHLB advances                                              (5,381)             3,007
     Decrease in advance payments by borrowers for taxes and insurance                                (1,135)              (711)
     Net proceeds from sale of common stock                                                           37,894                 --
     Loan to ESOP for purchase of common stock                                                        (3,174)                --
                                                                                             ---------------    ----------------
             Net cash provided by financing activities                                                27,280              9,594
                                                                                             ---------------    ---------------
             Net increase (decrease) in cash and cash equivalents                                      9,573            (12,903)
Cash and cash equivalents at beginning of year                                                         7,904             26,106
                                                                                             ---------------    ---------------
Cash and cash equivalents at end of period                                                   $        17,477    $        13,203
                                                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits                                                                $         3,326    $         2,907
         Interest on borrowings                                                                          187                128
         Taxes                                                                                         2,077              1,896

                                    See accompanying notes to consolidated financial statements.

                                                                 4

                 BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        Brooklyn Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Brooklyn Federal Savings Bank (the "Bank") as part of the Bank's reorganization into the mutual holding company structure. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission (the "SEC") on February 11, 2005 (File Number 333-121580). The Company completed its initial public offering on April 5, 2005 (see Note 2). Based upon the foregoing, the Unaudited Interim Financial Statements filed as part of this quarterly report are those of the Bank and its subsidiaries through March 31, 2005 and for the Company, the Bank and its subsidiaries (collectively, the "Company") thereafter. All significant inter-company balances and transactions have been eliminated in consolidation.

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The Bank's consolidated financial statements, as presented in the Company's Form S-1, should be read in conjunction with these statements.

NOTE 2 - COMPLETION OF PLAN OF CONVERSION AND REORGANIZATION

        On November 9, 2004, the Board of Directors adopted a plan of reorganization pursuant to which the Bank would convert to a stock savings bank under a two-tier mutual holding company structure. As part of this plan, the Bank established a federally-chartered mutual holding company known as BFS Bancorp, MHC. Upon consummation of the plan of reorganization, the Bank became a federally-chartered stock savings bank, wholly-owned by the Company, and BFS Bancorp, MHC owns approximately 70% of the Company.

        Effective February 11, 2005, the Company received approval from both the SEC and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering closed April 5, 2005 and the net proceeds from the offering were approximately $37.9 million (gross proceeds of $39.7 million for the issuance of 3,967,500 shares, less offering costs of approximately $1.8 million). The Company also issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. BFS Bancorp, MHC owns 70% of the Company's outstanding shares. A portion of the proceeds were used to fund the employee stock ownership plan, which purchased 317,400 shares of the Company's common stock at a cost of $3.2 million on April 5, 2005.

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

NOTE 4 - IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154"), which replaces APB Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 applies to all voluntary changes in accounting principle and to changes required by accounting pronouncement when the pronouncement does not include specific transition periods. Statement No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. Statement No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Statement No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company's adoption of Statement No. 154 is not expected to affect its financial condition or results of operations.

        On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which delayed the effective date of the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. As originally issued, EITF Issue No. 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and was to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). On June 29, 2005, the FASB directed its staff to issue Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments," which will supersede EITF Issue No. 03-1 and be effective for impairment analyses conducted in periods beginning after September 15, 2005. Staff

Position No. FAS 115-1 will replace the guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairments and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the investment has not been made. The Company does not expect that the issuance of Staff Position No. FAS 115-1 will have a material effect on its financial condition or results of operations.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of Statement No. 123R includes the recognition and retention plan and the stock option plan the Company expects to adopt. As a public company, pursuant to rules issued by the SEC in April 2005, the Company will be required to adopt Statement No. 123R in its first annual reporting period beginning after June 15, 2005 (i.e., the fiscal year beginning October 1, 2005). For shares awarded under the recognition and retention plan, the Company will recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting required prior to Statement No. 123R. For options granted under the stock option plan, the Company will recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by Statement No. 123R, the Company will estimate the fair value of its stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. Statement No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        When used in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of the Company's allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

        The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

        The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

        The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $37.9 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC. The offering proceeds had been invested on a short-term basis in liquid investments, namely, certificates of deposits, FHLB term deposits and FHLB overnight investments. A portion of the proceeds were used to fund the employee stock ownership plan, which purchased 317,400 shares of the Company's common stock at a cost of $3.2 million during the quarter ended June 30, 2005. The Company is currently deploying a portion of the offering proceeds in longer-term securities and funding new loans.

GENERAL

        The Company's results of operations depend mainly on its net interest income, which is the difference between the interest income earned on its loan and investment portfolios and interest expense paid on its deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available-for-sale and other miscellaneous income. The Company's non-interest expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense.

        The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company's financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

        The Company considers accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. The Company considers the following to be its critical accounting policies:

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Company. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

        As a substantial amount of the Company's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

        The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. The Company also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses the Company has established which could have a material negative effect on its financial results.

        DEFERRED INCOME TAXES. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if the Company projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company's operating results.

BUSINESS STRATEGY

        The Company's business strategy is to operate a well-capitalized and profitable community bank dedicated to providing quality customer service. The Company's business strategy has been to emphasize one- to four-family residential mortgage lending and the Company will continue to emphasize this type of lending. Management, however, has determined to broaden the range of the Company's products and services to enhance profitability, consistent with safety and soundness. The Company has introduced additional products and services, such as debit cards and internet banking. The Company cannot assure you that it will successfully implement its business strategy.

        Highlights of the Company's business strategy are as follows:

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

        o CONTINUING TO INCREASE THE BANK'S MULTI-FAMILY, COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. Historically, the Bank has emphasized one- to four-family residential lending within its market area. While one- to four-family loan originations remain an important form of loan origination because of its experience with this type of lending, in the past five years the Bank has emphasized the origination of loans secured by multi-family properties and commercial real estate and construction loans as a means of increasing its interest and fee income. Multi-family, commercial real estate and construction lending generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. The repayment of multi-family, commercial real estate and construction loans depends upon the business and financial condition of the borrower and, in the case of construction loans, on the economic viability of projects financed. Consequently, the Bank, like other financial institutions, generally charges higher rates of interest for these types of loans compared to one- to four-family residential loans. The Bank has invested in a new loan servicing system and additional personnel to allow the Bank to service these types of loans more efficiently.

        o INCREASING THE BANK'S REAL ESTATE LENDING CAPACITY. The additional capital raised in the offering and contributed to the Bank has increased the Bank's lending capacity, including staffing, by enabling the Bank to originate more loans and loans with larger balances. This will permit the Bank to serve borrowers with larger lending needs and to originate larger loans than the Bank has originated in the past.

        o UTILIZING THE NET OFFERING PROCEEDS TO BETTER MANAGE INTEREST RATE RISK AND GROW ASSETS. With interest rates at historically low levels, the Bank has managed its interest rate risk by maintaining a significant percentage of its assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. Management adopted this conservative investment philosophy because the Bank's ratio of equity to assets and its relatively small asset size did not provide management with the flexibility to invest in longer-term, higher yielding assets without incurring significant interest rate risk. Also, this strategy will position the Bank to reinvest its short-term liquid assets in higher yielding loans and investments once interest rates begin to rise. During the recent sustained period of declining interest rates, however, this strategy has generated less interest income than would have been generated if the Bank had invested in longer-term loans and investments.

                The net proceeds from the offering increased the Company's capital and provided management with greater flexibility to manage interest rate risk and increase interest-earning assets, including its investment in longer-term, higher yielding loans and securities.

        o FACILITATE GROWTH THROUGH DE NOVO BRANCHING. The Company has established financial, geographic and other criteria to evaluate potential new branch offices in its market area. The Company anticipates being able to use part of the net proceeds of the offering to finance the expansion of its branch network. While the Company continues to review potential branch sites, there can be no assurance as to whether or when the Company will open such offices.

        o MAINTAINING HIGH ASSET QUALITY. The Company has focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate. The Company's ratio of non-performing assets to total assets at June 30, 2005 and September 30, 2004 was 1.08% and less than 0.01%, respectively. The Company's ratio of non-performing loans to total loans at June 30, 2005 increased to 1.94% from 0.01% at September 30, 2004, due to an increase in non-accrual loans as discussed below.

        Management believes that the allowance for loan losses of $1.1 million and $920,000 at June 30, 2005 and September 30, 2004, respectively, was adequate.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND SEPTEMBER 30, 2004

        TOTAL ASSETS. Total assets increased by $31.0 million, or 10.0%, to $339.8 million at June 30, 2005 from $308.8 million at September 30, 2004. This increase was largely the result of the funds received from the net proceeds received in the conversion to a stock form institution and an increase in loans receivable, net, offset in part by a decrease in securities held-to-maturity.

        CASH AND DUE FROM BANKS. Cash and due from banks increased by $9.6 million to $17.5 million at June 30, 2005 from $7.9 million at September 30, 2004. This increase in short-term liquidity was primarily due to the net proceeds received in the conversion to a stock form institution and repayments of mortgage-backed securities held in the Company's investment portfolio, mainly offset by cash used to fund our net loan portfolio increase.

        SECURITIES. Securities investments, which represents investments in time deposits and certificates, securities available-for-sale and securities held-to-maturity, decreased $8.1 million, or 6.3%, to $119.9 million at June 30, 2005, from $128.1 million at September 30, 2004. This decrease was due to repayments on the Bank's mortgage-backed securities of $22.4 million, partially offset by purchases of $3.0 million in time deposits and purchases of $12.0 million in mortgage-backed securities during the nine month period ended June 30, 2005.

        NET LOANS. Net loans increased $25.3 million, or 15.5%, to $188.3 million at June 30, 2005 from $163.0 million at September 30, 2004, primarily due to increases of $16.7 million in commercial real estate loans, $8.6 million in multi-family loans and $5.5 million in construction loans. This growth was offset in part by a $5.3 million decrease in one-to four-family residential mortgage and other loans.

        As of June 30, 2005, non-accrual loans totaled $3.7 million, representing three loans with the same borrower. The non-accrual loans consist of a $1.5 million commercial construction loan and a $1.9 million commercial real estate loan which are secured by a first and second mortgage lien on a hotel in Suffolk County, New York that had an appraised value of $4.3 million in December 2002. A more recent appraisal dated December 3, 2004, prepared for another financial institution, indicates a value of $5.4 million. The third loan is a $300,000 mortgage loan on the principal's personal residence. All three loans were classified as substandard as of March 31, 2005 and were placed on non-accrual status during the quarter ended June 30, 2005.

        During the quarter ended June 30, 2005, a commercial real estate loan for $1.9 million, secured by a first mortgage lien on waterfront industrial property in Whitestone, New York was reinstated as an accruing loan. This loan had been placed on non-accrual status during the quarter ended March 31, 2005. All past due principal and interest was paid and the loan is current to date.

        A multi-family loan, located in Brooklyn, New York, with an outstanding principal of $746,000, was classified substandard during the quarter ended June 30, 2005. The property suffered structural damage due to construction at an adjoining lot, although loan payments have remained current, management has placed the loan on substandard status due to concerns about the property damage and the borrower's ability to make future contractual payments.

        DEPOSITS. Deposits decreased by $3.2 million, or 1.2%, to $253.4 million at June 30, 2005, from $256.6 million at September 30, 2004. The Bank believes the decrease was primarily attributable to withdrawals being made to purchase shares of common stock in the stock offering which closed on April 5, 2005.

        BORROWED FUNDS. Funds borrowed from the Federal Home Loan Bank of New York on a short-term basis decreased by $4.9 million, or 66.6%, to $2.4 million at June 30, 2005, from $7.3 million at September 30, 2004. During the nine month period ended June 30, 2005, the Bank increased its longer-term borrowings by $2.3 million to fund asset growth.

        STOCKHOLDERS' EQUITY. Stockholders' equity increased by $37.7 million or 103.0%, to $74.3 million at June 30, 2005, from $36.6 million at September 30, 2004. The increase is the result of the conversion to a publicly held institution in which the net offering proceeds received was approximately $37.9 million, and net income for the period, partially offset by the funding of the ESOP.

        LIQUIDITY AND CAPITAL RESOURCES. The Company maintains liquid assets at levels it considers adequate to meet its liquidity needs. The Company adjusts its liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

        The Company's primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Company's competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

        A significant portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At June 30, 2005, $17.5 million or 5.1% of the Company's assets were invested in cash and cash equivalents. The Company's primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets the Company's operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company's lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $12.9 million at June 30, 2005. As of June 30, 2005, the Company had $7.1 million in borrowings outstanding from the Federal Home Loan Bank of New York and access to additional Federal Home Loan Bank advances.

        At June 30, 2005, the Company had approximately $64.1 million in loan commitments outstanding, which included $16.6 million in undisbursed construction loans, $4.0 million in one- to four- family loans, $1.3 million in unused home equity lines of credit, $14.5 million in commercial real estate lines of credit and $27.7 million to originate primarily multi-family and nonresidential mortgage loans. The Company also had commitments to sell loans of $740,000. Certificates of deposit due within one year of June 30, 2005 totaled $64.9 million, or 54.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before June 30, 2006. Management believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

        The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $37.9 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC. The offering proceeds were initially invested on a short-term basis in liquid investments, namely, certificates of deposits, FHLB term deposits and FHLB overnight investments. The Company has begun to deploy a portion of the offering proceeds in longer-term securities and funding new loans, although no assurance can be given that the Company will be able to effectively deploy all of the offering proceeds.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND
2004

        NET INCOME. Net income increased $90,000, or 8.9%, to $1.1 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increase was primarily the result of a $494,000 increase in the Bank's net interest income and a decrease of $239,000 in provision for income taxes, offset in part by a decrease of $106,000 in non-interest income, an increase in provision for loan losses of $108,000 and an increase of $429,000 in non-interest expense.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $494,000 to $3.2 million for the three months ended June 30, 2005 from $2.8 million for the three months ended June 30, 2004. The increase in net interest income resulted primarily from the increased average balances of interest-earning assets of $31.8 million offset in part by a 6 basis points decrease in the Bank's net interest rate spread to 3.55% for the three months ended June 30, 2005 from 3.61% for the three months ended June 30, 2004. The Bank's net interest margin increased 24 basis points to 3.98% in the current quarter from 3.74% a year earlier.

        INTEREST INCOME. Interest income increased $758,000, or 20.2%, to $4.5 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004. Interest income on loans increased by $561,000, or 19.8%, to $3.4 million for the three months ended June 30, 2005 from $2.8 million for the three months ended June 30, 2004. The primary reasons for the increase in interest income on loans were a $92,000 increase in construction loan income and a $616,000 increase in commercial real estate loan income, offset in part by a decrease in our residential mortgage loan and other loan income of $147,000. The average balance of the loan portfolio increased by $19.5 million to $182.5 million for the three months ended June 30, 2005 from $163.0 million for the three months ended June 30, 2004. The average yield on loans increased 48 basis points to 7.44% for the three months ended June 30, 2005 from 6.96% for the three months ended June 30, 2004. Interest income on investment securities and other interest-earning assets increased by $197,000, or 21.5%, to $1.1 million for the three months ended June 30, 2005 from $917,000 for the three months ended June 30, 2004. The increase in interest income on investment securities and other interest-earning assets was primarily due to a $12.2 million increase in average balances to $143.6 million for the three months ended June 30, 2005 from $131.4 million for the three months ended June 30, 2004 and a 31 basis point increase in yield to 3.10% for the three months ended June 30, 2005 from 2.79% for the three months ended June 30, 2004.

        INTEREST EXPENSE. Interest expense increased $264,000 to $1.3 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increase was primarily the result of a $248,000 increase in interest expense on deposits and a $16,000 increase in interest expense on borrowed funds, primarily reflecting an increase in the average cost of 49 basis points to 1.98% for the three months ended June 30, 2005 from 1.49% for the three months ended June 30, 2004.

        PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $128,000 for the three months ended June 30, 2005 and $20,000 for the three months ended June 30, 2004. The primary reasons for this increase are growth in the commercial real estate and construction loan portfolio, as well as the increase in non-accrual loans. Loans in non-accrual status totaled $3.7 million as of June 30, 2005 and $13,000 as of June 30, 2004. The allowance for loan losses as of June 30, 2005 represented 0.57% of total loans, compared to 0.54% of total loans as of June 30, 2004.

        NON-INTEREST INCOME. Non-interest income decreased by $106,000, or 18.6%, to $464,000 for the three months ended June 30, 2005 from $570,000 for the three months ended June 30, 2004. The decrease was primarily due to a reduction in syndication loan fee income of $88,000, a $32,000 decrease in mortgage and other loan fees and a $26,000 decrease in fees on deposit products, offset in part by increases of $36,000 in income on bank owned life insurance and a decrease in losses on sale of loans of $4,000.

        NON-INTEREST EXPENSE. Non-interest expense increased by $429,000, or 26.1%, to $2.1 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. The increase resulted primarily from a $190,000 increase in compensation and fringe benefits, which included increases of $83,000 for the Supplemental Executive Retirement Plan, $78,000 for the employee pension and ESOP plans and $29,000 in salary costs. The increase in non-interest expense also includes increases in professional fees of $147,000 and other expenses of $92,000 including occupancy and equipment, advertising, insurance and other operating expenses.

        INCOME TAXES. Income tax expense decreased $239,000, or 36.4%, to $418,000 for the three months ended June 30, 2005 from $657,000 for the three months ended June 30, 2004. The primary reasons for the decrease in 2005 are lower income before taxes and the reversal of $80,000 in certain prior period tax accruals, which are no longer required. The decrease resulted in a decrease in the effective tax rate from 39.5% in 2004 to 27.6% in 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

        NET INCOME. Net income was $2.9 million for each of the nine-month periods ended June 30, 2005 and 2004. While net income amounts for the periods were comparable, the 2005 period reflected an increase of $369,000 in net interest income, an increase of $107,000 in non-interest income and a decrease of $375,000 in the provision for income taxes. These changes were offset by an increase of $120,000 in the provision for loan losses and an increase of $737,000 in non-interest expense.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $369,000 to $8.9 million for the nine month period ended June 30, 2005 from $8.6 million for the nine month period ended June 30, 2004. The increase in net interest income resulted primarily from the increased average balance of interest-earning assets of $19.3 million, offset in part by a 23 basis point decrease in the net interest rate spread to 3.57% for the nine month period ended June 30, 2005 from 3.80% for the nine month period ended June 30, 2004. The Bank's net interest margin decreased 9 basis points to 3.85% in the current nine-month period from 3.94% in the prior period.

        INTEREST INCOME. Interest income increased $851,000, or 7.3%, to $12.5 million for the nine month period ended June 30, 2005 from $11.6 million for the nine month period ended June 30, 2004. Interest income on investment securities and other interest-earning assets increased by $492,000, or 17.6%, to $3.3 million for the nine month period ended June 30, 2005 from $2.8 million for the nine month period ended June 30, 2004. The increase in interest income on investment securities and other interest-earning assets was primarily due to a $6.5 million increase in average balances to $137.9 million for the nine month period ended June 30, 2005 from $131.4 million for the nine month period ended June 30, 2004 and a 34 basis point increase in yield to 3.18% for the nine months ended June 30, 2005 from 2.84% for the nine month period ended June 30, 2004. Interest income on loans increased by $359,000, or 4.1%, to $9.2 million for the nine month period ended June 30, 2005 from $8.8 million for the nine month period ended June 30, 2004. The increase in interest income on loans reflects increases in commercial mortgage loans of $902,000 and construction loans of $352,000, partially offset by decreases in income on one- to four-family mortgage loans and other loans of $635,000 and prepayment penalties of $260,000.

        INTEREST EXPENSE. Interest expense increased $482,000 to $3.5 million for the nine month period ended June 30, 2005 from $3.0 million for the nine month period ended June 30, 2004. The increase was primarily the result of a $413,000 increase in interest expense on deposits and a $69,000 increase in interest expense on borrowed funds, reflecting a 26 basis point increase in the average cost of such deposits and borrowings.

        PROVISION FOR LOAN LOSSES. The provision for loan losses was $164,000 for the nine month period ended June 30, 2005 and $44,000 for the nine month period ended June 30, 2004. Loans in non-accrual status were $3.7 million as of June 30, 2005 and $13,000 as of June 30, 2004. See discussion on non-accrual loans in "--Comparison of Financial Condition at June 30, 2005 and September 30, 2004." The allowance for loan losses as of June 30, 2005 represented 0.57% of total loans, compared to 0.54% of total loans as of June 30, 2004.

        NON-INTEREST INCOME. Non-interest income increased by $107,000, or 7.5%, to $1.5 million for the nine month period ended June 30, 2005 from $1.4 million for the nine month period ended June 30, 2004. The reasons for the increase are increases in mortgage and other loan fees of $159,000 and bank owned life insurance income of $40,000, partially offset by decreases in deposit related fees of $67,000 and gain on sale of mortgage loans of $25,000.

        NON-INTEREST EXPENSE. Non-interest expense increased by $737,000, or 14.3%, to $5.9 million for the nine month period ended June 30, 2005 from $5.2 million for the nine month period ended June 30, 2004. The increase resulted primarily from a $354,000 increase in compensation and fringe benefits, which included increases of $136,000 for the Supplemental Executive Retirement Plan, $118,000 for the employee pension and ESOP plans and $104,000 in salary costs for new employees and increases in base salaries for certain officers and employees. The increase in non-interest expenses also reflects increases in data processing service bureau expense of $145,000, professional fees of $175,000 and other operating expenses of $67,000.

        INCOME TAXES. Income tax expense decreased $375,000 to $1.5 million for the nine month period ended June 30, 2005 from $1.9 million for the nine month period ended June 30, 2004. The decrease resulted primarily from lower income before taxes and the reversal of $80,000 in certain prior period tax accruals, which are no longer required. The lower effective tax rate of 34.2% for the nine months ended June 30, 2005 compares to 39.3% for the same period in 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have longer maturities than the Company's liabilities, consisting primarily of deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Accordingly, the Company's board of directors has approved guidelines for managing the interest rate risk inherent in its assets and liabilities, given the Company's business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the audit committee of the board of directors meets as needed to review the Company's asset/liability policies and interest rate risk position.

        The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and
(iii) lengthening the average term of the Bank's certificates of deposit. By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of declining interest rates, the Bank's strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the stock offering increased the Company's capital and provided management with greater flexibility to manage its interest rate risk. In particular, management intends to leverage the capital the Company received to increase interest-earning assets. Management intends to lengthen the maturity of the Company's earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets. There have been no material changes in the Company's interest rate risk since September 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $37.9 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.   OTHER INFORMATION

        None

ITEM 6.   EXHIBITS

        10.1 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo

        10.2 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty

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


                                          BROOKLYN FEDERAL BANCORP, INC.
                                          (Registrant)



Date: August 15, 2005                     /s/ Angelo J. Di Lorenzo
                                          --------------------------------------
                                          Angelo J. Di Lorenzo
                                          Chief Executive Officer and President



Date: August 15, 2005                     /s/ Richard A. Kielty
                                          --------------------------------------
                                          Richard A. Kielty
                                          Executive Vice President and
                                          Chief Financial Officer