Form 10-K
period 2005-09-30
Brooklyn Federal Bancorp, Inc.
filed 2005-12-29
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended September 30, 2005; OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                        Commission file Number 000-51208

                         BROOKLYN FEDERAL BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Federal                                    20-2659598
                -------                                    ----------
      (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

  81 Court Street, Brooklyn, New York                        11201
  -----------------------------------                        -----
(Address of principal executive offices)                   (Zip Code)

                                 (718) 855-8500
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
                          ----------------------------
          (Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant's most recently completed third fiscal quarter (as the registrant was not a reporting company as of its second fiscal quarter), was $41,793,645.

The number of shares outstanding of the registrant's common stock was 13,225,000 as of December 16, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None.

                                      BROOKLYN FEDERAL BANCORP, INC.
                                              2005 FORM 10-K
                                             TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I

Item 1.     Business                                                                                   1
Item 1A.    Risk Factors                                                                              31
Item 1B.    Unresolved Staff Comments                                                                 34
Item 2.     Properties                                                                                35
Item 3.     Legal Proceedings                                                                         35
Item 4.     Submission of Matters to a Vote of Security Holders                                       35

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities                                                            35
Item 6.     Selected Financial Data                                                                   36
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation      38
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                50
Item 8.     Financial Statements and Supplementary Data                                               52
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                                88
Item 9A.    Controls and Procedures                                                                   88
Item 9B.    Other Information                                                                         88

PART III

Item 10.    Directors and Executive Officers of the Registrant                                        88
Item 11.    Executive Compensation                                                                    91
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                                               97
Item 13.    Certain Relationships and Related Transactions                                            98
Item 14.    Principal Accounting Fees and Services                                                    99

PART IV

Item 15.    Exhibits and Financial Statement Schedules                                               100

SIGNATURES                                                                                           102

         Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I.

ITEM 1.     BUSINESS

BFS Bancorp, MHC

         BFS Bancorp, MHC is the federally chartered mutual holding company parent of Brooklyn Federal Bancorp, Inc. The only business that BFS Bancorp, MHC has engaged in is the majority ownership of Brooklyn Federal Bancorp, Inc. BFS Bancorp, MHC was formed upon completion of Brooklyn Federal Savings Bank's reorganization into the mutual holding company structure. So long as BFS Bancorp, MHC exists, it will own a majority of the voting stock of Brooklyn Federal Bancorp, Inc.

BROOKLYN FEDERAL BANCORP, INC.

         Brooklyn Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Brooklyn Federal Savings Bank (the "Bank") as part of the Bank's reorganization into the mutual holding company structure. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission (the "SEC") on February 11, 2005 (File Number 333-121580). The Company completed its initial public offering on April 5, 2005.

         The stock offering closed on April 5, 2005 and the net proceeds from the offering were approximately $37.9 million (gross proceeds of $39.7 million for the issuance of 3,967,500 shares, less offering costs of approximately $1.8 million). The Company also issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. BFS Bancorp, MHC owns 70% of the Company's outstanding shares. A portion of the proceeds were used to fund the employee stock ownership plan, which purchased 317,400 shares of the Company's common stock at a cost of $3.2 million on April 5, 2005.

BROOKLYN FEDERAL SAVINGS BANK

         The Bank is a federally chartered savings bank headquartered in Brooklyn, New York. The Bank was originally founded in 1887. We conduct our business from our main office and three branch offices. All of our offices are located in New York. The telephone number at our main office is (718) 855-8500.

         At September 30, 2005, we had total assets of $340.9 million, total deposits of $251.6 million and stockholders' equity of $75.2 million. Our net income for the year ended September 30, 2005 was $3.8 million. Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, construction loans and loans secured by commercial real estate or multi-family real estate and, to a lesser extent, land loans, a variety of consumer loans and home equity loans. The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

         Our website address is www.brooklynbank.com. Information on our website should not be considered a part of this document.

COMPETITION

         We face intense competition within our market area both in making loans and attracting deposits. The New York City metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of September 30, 2005 our market share of deposits represented less than 0.60%, 0.20%, and 0.10% of deposits in Kings, Nassau, and Suffolk Counties, New York, respectively.

         Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our role as a community bank.

MARKET AREA

         We are part of the diverse economy of the New York City metropolitan area. Brooklyn (Kings County) is an urban market area while Nassau and Suffolk Counties are suburban. Our market area has a stable population and household base. During the past four years, the population of Kings, Nassau and Suffolk Counties increased 1.28%, 1.15%, and 4.32% respectively. In 2004, the median household income for Kings, Nassau, and Suffolk Counties was $34,330, $79,831 and $71,855, respectively. Our primary lending area is concentrated in Brooklyn and Nassau and Suffolk Counties, New York, although we originate loans in all five boroughs of New York City as well as Westchester County, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. Our customer base consists primarily of middle-income households, and to a lesser extent low- to moderate-income households. The median household income for Brooklyn is below the national and New York state median household incomes. In addition, the unemployment rate in Kings County is higher than in the surrounding suburbs.

LENDING ACTIVITIES

         Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past five years, we have increased our origination of multi-family, commercial real estate and construction loans in an effort to increase interest income, and these loans have increased from 27.8% of our total loan portfolio at September 30, 2001 to 70.1% of our total loan portfolio at September 30, 2005. One- to four-family residential real estate mortgage loans represented $54.8 million, or 27.9%, of our loan portfolio at September 30, 2005. Multi-family real estate loans totaled $46.2 million, or 23.5% of the total loan portfolio at September 30, 2005. Commercial real estate loans totaled $71.6 million, or 36.4% of our total loan portfolio at September 30, 2005. Construction loans totaled $20.3 million, or 10.3% and land loans totaled $3.6 million or 1.8% of the total loan portfolio at September 30, 2005. On a limited basis, we originate consumer loans. We sell most of our longer-term residential loans to Freddie Mac or the Federal Home Loan Bank of New York on a servicing-retained basis. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines.

         Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, not including loans held-for-sale, by type of loan at the dates indicated.

                                                            AT SEPTEMBER 30,
                                -----------------------------------------------------------------------
                                         2005                     2004                     2003
                                ---------------------    ---------------------    ---------------------
                                  AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                ---------    --------    ---------     -------    ---------     -------
                                                         (Dollars in thousands)
Mortgage loans:
   One-to four-family.......    $  54,840       27.85%   $  57,142       34.80%   $  71,235       47.52%
   Multi-family.............       46,244       23.48%      35,690       21.73%      24,034       16.04%
   Commercial real estate...       71,596       36.35%      54,669       33.29%      44,036       29.38%
   Construction.............       20,305       10.31%      16,425       10.00%      10,111        6.75%
   Land.....................        3,570        1.81%          --          --%          --          --%
Consumer and other..........          398        0.20%         294        0.18%         474        0.31%
                                ---------                ---------                ---------

Total loans receivable......    $ 196,953      100.00%   $ 164,220      100.00%   $ 149,890      100.00%
                                               ======                   ======                   ======

Other items:
Net deferred loan fees......         (368)                    (273)                    (504)
Allowance for loan losses...       (1,321)                    (920)                    (848)
                                ---------                ---------                ---------

Total loans receivable, net.    $ 195,264                $ 163,027                $ 148,538
                                =========                =========                =========

                                                   AT SEPTEMBER 30,
                                    ---------------------------------------------
                                            2002                     2001
                                    --------------------      -------------------
                                    AMOUNT       PERCENT      AMOUNT      PERCENT
                                    ------       -------      ------      -------
                                              (Dollars in thousands)
Mortgage loans:
   One-to four-family.......      $  92,155       65.01%    $  99,345      71.24%
   Multi-family.............         18,174       12.82%       17,979      12.89%
   Commercial real estate...         27,286       19.25%       20,848      14.95%
   Construction.............          3,281        2.32%            3         --%
   Land.....................             --          --%           --         --%
Consumer and other..........            858        0.60%        1,286       0.92%
                                  ---------                 ---------

Total loans receivable......      $ 141,754      100.00%    $ 139,461     100.00%
                                                 ======                   ======

Other items:
Net deferred loan fees......           (669)                     (546)
Allowance for loan losses...           (720)                     (570)
                                  ---------                 ---------

Total loans receivable, net.      $ 140,365                 $ 138,345
                                  =========                 =========

         LOAN PORTFOLIO MATURITIES. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2005, including loans held-for-sale totaling $8.6 million at September 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                              ONE-TO                       COMMERCIAL                                  CONSUMER AND
                            FOUR-FAMILY    MULTI-FAMILY    REAL ESTATE   CONSTRUCTION       LAND           OTHER         TOTAL
                           ------------   ------------    ------------   ------------   ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Due During the Years
Ending September 30,
--------------------
2006...................    $      4,488   $     17,384    $     13,343   $     20,785   $      3,570   $        241   $     59,811
2007...................           4,674          1,987          17,159             --            675             73         24,568
2008...................           4,990            977          12,166             --             --             60         18,193
2009 to 2010...........           8,400         18,045          29,718             --             --             24         56,187
2011 to 2015...........          17,206          8,688           5,268             --             --             --         31,162
2016 to 2020...........           6,866             13              --             --             --             --          6,879
2021 and beyond........           8,756             --              --             --             --             --          8,756
                           ------------   ------------    ------------   ------------   ------------   ------------   ------------

         Total.........    $     55,380   $     47,094    $     77,654   $     20,785   $      4,245   $        398   $    205,556
                           ============   ============    ============   ============   ============   ============   ============

         The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans, including loans held-for-sale, at September 30, 2005 that are contractually due after September 30, 2006.

                                                           DUE AFTER SEPTEMBER 30, 2006
                                                     ---------------------------------------
                                                        FIXED       ADJUSTABLE      TOTAL
                                                     -----------   ------------   ----------
                                                                  (IN THOUSANDS)
One-to four-family..............................     $    42,842   $     8,050   $    50,892
Multi-family....................................          27,336         2,374        29,710
Commercial real estate..........................          51,652        12,659        64,311
Land............................................              --           675           675
Consumer and other..............................             157            --           157
                                                     -----------   ------------   ----------

         Total loans.............................    $   121,987   $    23,758   $   145,745
                                                     ===========   ===========   ===========

         LOAN ORIGINATIONS, SALES AND REPAYMENTS. Historically, we have originated mortgage loans pursuant to underwriting standards that generally conform to Freddie Mac guidelines. Loan origination activities are primarily concentrated in Kings, Nassau and Suffolk Counties, New York. New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines. We generally sell longer-term mortgage loans and generally retain the majority of our shorter-term mortgage loans in our loan portfolio.

         The following table shows loan originations (including loans held for sale), sales and principal repayments for the years indicated.

                                                 YEARS ENDED SEPTEMBER 30,
                                      ----------------------------------------------
                                           2005            2004             2003
                                      -------------   -------------    -------------
                                                      (IN THOUSANDS)
Total loans at beginning of period    $     164,220   $     162,195    $     158,207
Loans originated:
   One- to four-family...........            10,372           8,048           19,922
   Multi-family..................            17,192          18,860           32,145
   Commercial real estate........            36,718          31,524           25,165
   Construction .................            18,568          16,525            9,944
   Land..........................             4,245             --                --
   Consumer and other............               334             162              210
                                      -------------   -------------    -------------
     Total loans originated......            87,429          75,119           87,386
                                      -------------   -------------    -------------
Loans purchased..................             1,889           1,559               --
                                      -------------   -------------    -------------
Deduct:
   Principal repayments..........           (36,424)        (43,068)         (60,776)
   Sales of whole loans..........            (2,779)        (10,166)         (19,976)
   Sales of participation interests          (8,779)        (21,419)          (2,646)
                                      -------------   -------------    -------------
Net loan activity................            41,336           2,025            3,988
                                      -------------   -------------    -------------
Total loans at end of period.....     $     205,556   $     164,220    $     162,195
                                      =============   =============    =============

         In loan participation transactions, we originate and fund the full loan amount and subsequently identify other lending institutions who purchase participation interests in the loan. For purposes of the above table, originations of these loans are included within our total origination activity and the subsequent sales are shown as deductions. Participations differ from loan syndication transactions which are not transfers of financial assets for financial reporting purposes. As the manager of a loan syndication, prior to closing the loan, we identify other lenders who agree to fund portions of the total loan at closing. We record our share of the loan syndication as a loan receivable and therefore have included only those amounts within total loan originations in the above table. The amounts funded by other syndication lenders, which are not reflected as loan originations and sales in our consolidated financial statements and therefore are excluded from the table, totaled $30.2 million, $27.4 million and $13.8 million for syndications completed during the years ended September 30, 2005, 2004 and 2003, respectively.

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Kings, Nassau and Suffolk Counties, New York. At September 30, 2005, approximately $54.8 million, or 27.9% of our loan portfolio, consisted of one- to four-family residential loans. Our originations of one- to four-family loans increased by $2.3 million compared to 2004, however it is less than our 2003 one-to four-family loan originations, as the historically high volume of new loan originations and refinancings that occurred in a declining interest rate environment have abated as a result of higher market interest rates in 2004 and 2005. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. We originate and sell in the secondary market one- to four-family residential mortgage loans in excess of the 80% loan-to-value ratio without private mortgage insurance. Fixed-rate loans are originated for terms of 10, 15, 20, 25 and 30 years. At September 30, 2005, our largest loan secured by one- to four-family real estate had a principal balance of approximately $2.6 million and our second largest loan secured by one- to four-family real estate had a principal balance of approximately $478,000. The loans were secured by a two-family and a one-family residence, respectively, and were performing in accordance with their terms.

         We also offer adjustable-rate mortgage loans with one and three-year adjustment periods based on changes in a designated United States Treasury index. We originated $3.9 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2005 and $465,000 during the year ended September 30, 2004. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. We currently do not offer adjustable rate mortgage loans with interest rates that adjust below the initial interest rate or adjustable rate mortgage loans with terms that provide the borrower options with regard to the amount or timing of periodic payments. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

         Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2005, $8.2 million, or 14.9%, of our one- to four-family residential loans had adjustable rates of interest.

         All one- to four-family residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance, except for equity loans with balances under $50,000. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

         MULTI-FAMILY REAL ESTATE LOANS. Loans secured by multi-family real estate totaled approximately $46.2 million, or 23.5% of the total loan portfolio at September 30, 2005. Multi-family real estate loans generally are secured by rental properties (including multi-family apartment buildings). Substantially all multi-family real estate loans are secured by properties located within our lending area. At September 30, 2005, we had 49 multi-family real estate loans with an average principal balance of $980,000. At September 30, 2005, our largest multi-family real estate loan balance was $4.3 million. Multi-family real estate loans generally are offered with fixed interest rates. Multi-family real estate loans are originated for terms of up to 15 years.

         We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of a borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. Multi-family real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For all loans, we utilize outside independent appraisers approved by our board of directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

         COMMERCIAL REAL ESTATE LOANS. At September 30, 2005, $71.6 million, or 36.4% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 30 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. At September 30, 2005, we had 65 commercial real estate loans with an average outstanding balance of $1.2 million. At September 30, 2005, our largest commercial real estate loan balance was $4.9 million.

         We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

         Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

         CONSTRUCTION LOANS. At September 30, 2005, $20.3 million, or 10.3%, of our total loan portfolio consisted of construction loans. Most of our construction loans are for the construction of multi-family and mixed-use properties. The majority of our construction loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us a completed loan application that we review to determine whether the applicant satisfies our underwriting criteria. If the loan application meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential construction loans. Construction loans are generally structured with an option for permanent mortgage financing once the construction is completed. At September 30, 2005, our largest construction loan balance was $2.6 million. Construction loans generally have a two-year term and are generally repaid from the sale of units or refinancing upon completion. These loans generally have interest rates that adjust daily with prime and generally will not have an interest rate that adjusts below the initial interest rate. Construction loans require only the payment of interest during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

         Construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction, as well as being able to complete construction on a timely basis. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

         LAND LOANS. We recently began to originate land loans based on our increased construction loan activity. At September 30, 2005, $3.6 million, or 1.8% of our total loan portfolio consisted of land loans. Our land loans are made primarily in conjunction with construction loan financing. In most cases the value of the land represents the borrower's up-front equity in our construction loans. When the land value exceeds the borrower's equity requirement, which is usually 25% of total project costs, including land, we will consider originating this type of land loan. The majority of our land loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us a completed loan application that we review to determine whether the applicant satisfies our underwriting criteria. If the loan application meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential land loans. At September 30, 2005, our largest land loan balance was $1.5 million. Land loans are generally repaid over a two-year period. These loans generally have interest rates that adjust daily in conjunction with the prime rate and generally will not have an interest rate that adjusts below the initial interest rate. Land loans will generally be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements.

         Land loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a land loan depends upon the accuracy of the initial estimate of the value of the property as well as being able to complete development on a timely basis. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

         OTHER LOANS. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal loans. At September 30, 2005, these other loans totaled $398,000, or 0.2% of the total loan portfolio.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review each borrower's employment and credit history and information on the historical and projected income and expenses of mortgagors. All one- to four-family mortgage loans up to $500,000 must be approved by two members of the Management Loan Committee. All other mortgage loans up to $500,000 must be approved by two of the following officers: the President, the Chief Lending Officer and the Executive Vice President. All loans in excess of $500,000 must be approved by the Directors' Loan Committee. In addition, the board of directors ratifies all loans approved by management.

NON-PERFORMING LOANS AND PROBLEM ASSETS

         After a one- to four-family residential loan becomes 15 days late, we deliver a computer generated late charge notice to the borrower. Approximately one week later we deliver a reminder notice. When a loan becomes 30 days delinquent, we may send an acceleration letter to the borrower and attempt to make personal contact. After 60 days, we will generally refer the matter to legal counsel who is authorized to commence foreclosure proceedings. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so and the proper acceleration letter has been sent.

         After a multi-family, commercial real estate or construction loan becomes 10 days delinquent, we deliver a computer generated late charge notice to the borrower and attempt to make personal contact with the borrower. If there is no successful resolution of the delinquency at that time, we may accelerate the payment terms of the loan and issue a letter notifying the borrower of this acceleration. After such a loan is 15 days delinquent, we may refer the matter to legal counsel who is authorized to commence foreclosure proceedings. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

         Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received.

         NON-PERFORMING LOANS. At September 30, 2005, $3.5 million of our loans (1.7% of our total loans) were in non-accrual status. These loans totaling $3.5 million were loans to the same borrower. At the fiscal year end, the principal balances of these loans include $1.4 million on a commercial construction loan and $1.8 million on a commercial real estate loan which both were secured by a first and second mortgage lien on a hotel in Suffolk County, New York. An appraisal dated December 3, 2004, prepared for another financial institution, indicated a value of $5.4 million. In addition, there is a $282,000 mortgage loan on a multi-family apartment building. The Bank established a specific loss allowance on this mortgage loan and classified it as doubtful.

         During the month of October 2005, the above-referenced $1.4 million commercial construction loan and the $1.8 million commercial real estate loan were paid off.

         Also included in our loan portfolio is a multi-family loan with a principal balance of $724,000, which was classified substandard during the quarter ended June 30, 2005. This property suffered structural damage due to construction at an adjoining lot. Although loan payments have remained current, management classified this loan as substandard due to concerns regarding the valuation of the underlying collateral and the borrower's ability to maintain the loan as current.

         During the quarter ended September 30, 2005, we added two loans to our special mention classification. The loans are to one borrower and total approximately $1.3 million. These loans consist of a $600,000 construction loan and a $700,000 multi-family loan. As of December 19, 2005 both of these loans have been paid off.

         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                           AT SEPTEMBER 30,
                                                ------------------------------------------------------------------
                                                   2005          2004           2003          2002          2001
                                                ----------    ---------      ---------     ---------     ---------
                                                                        (DOLLARS IN THOUSANDS)
Non-accrual loans:
   One-to four-family......................     $      --     $      13      $      13     $      53     $      15
   Multi-family............................           282            --             --            --            --
   Commercial real estate..................         1,807            --             --            --            --
   Construction ...........................         1,422            --             --            --            --
   Land....................................            --            --             --            --            --
Real estate owned..................                    --            --             --            --            --
                                                ----------    ---------      ---------     ---------     ---------
     Total non-performing assets...........     $   3,511     $      13      $      13     $      53     $      15
                                                =========     =========      =========     =========     =========

Ratios:
   Total non-performing loans to total loans         1.71%           --%(1)       0.01%         0.03%         0.01%

   Total non-performing loans to total assets        1.03%           --%(1)         --%(1)      0.02%         0.01%

   Total non-performing assets to total assets       1.03%           --%(1)         --%(1)      0.02%         0.01%

---------
(1) Percentage is less than 0.01%.

         For the year ended September 30, 2005, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $209,000.

         DELINQUENCIES. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                    LOANS DELINQUENT FOR
                                           60-89 DAYS               90 DAYS AND OVER                 TOTAL
                                   --------------------------    ------------------------    ------------------------
                                      NUMBER         AMOUNT        NUMBER        AMOUNT        NUMBER        AMOUNT
                                   -----------    -----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
At September 30, 2005
---------------------
   Multi-family...............              --    $        --             1    $      282             1    $      282
   Commercial real estate.....              --             --             1         1,807             1         1,807
   Construction ..............              --             --             1         1,422             1         1,422
                                   -----------    -----------    ----------    ----------    ----------    ----------
     Total....................              --    $        --             3    $    3,511             3    $    3,511
                                   ===========    ===========    ==========    ==========    ==========    ==========

At September 30, 2004
---------------------
   One-to four-family.........              --    $        --             1    $       13             1    $       13
   Consumer and other.........              --             --             1             1             1             1
                                   -----------    -----------    ----------    ----------    ----------    ----------
     Total....................              --    $        --             2    $       14             2    $       14
                                   ===========    ===========    ==========    ==========    ==========    ==========

At September 30, 2003
---------------------
   One-to four-family.........              --    $        --             1    $       13             1    $       13
   Consumer and other.........              --             --            --            --            --            --
                                   -----------    -----------    ----------    ----------    ----------    ----------
     Total....................              --    $        --             1    $       13             1    $       13
                                   ===========    ===========    ==========    ==========    ==========    ==========

         CLASSIFIED ASSETS. Office of Thrift Supervision regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

         An institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

         On the basis of management's review of our assets, at September 30, 2005, we classified $3.1 million of our assets as special mention. At September 30, 2005, we classified $3.9 million of our assets as substandard and $282,000 as doubtful. During October 2005, $3.2 million of loans classified as substandard were paid off. At September 30, 2005, none of our assets were classified as loss.

         The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

         Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, representing losses that are both probable and reasonably estimable.

         In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

         The following table sets forth activity in our allowance for loan losses for the periods indicated.

                                             AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------
                                      2005         2004          2003         2002          2001
                                    --------      --------     --------      --------     --------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of year....    $    920      $    848     $    720      $    570     $    570

Charge-offs:
   Consumer and other...........          (1)           --           --            --           --
Recoveries......................          --            --           --            --           --
                                    --------      --------     --------      --------     --------
   Net charge-offs..............          (1)           --           --            --           --
                                    --------      --------     --------      --------     --------
Provision for loan losses.......         402            72          128           150           --
                                    --------      --------     --------      --------     --------

Balance at end of year..........    $  1,321      $    920     $    848      $    720     $    570
                                    ========      ========     ========      ========     ========

Ratios:
Net charge-offs to average
   loans outstanding........              --%(1)        --%(1)       --%(1)        --%(1)       --%(1)
Allowance for loan losses
   to total loans at end of
   period...................            0.64%         0.56%        0.57%         0.51%        0.41%

---------
(1) Percentage is less than 0.01%.

         As indicated in the table above, we have charged-off one consumer loan with a balance of $1,000 since fiscal year 2001. We have not charged-off a real estate mortgage loan since 2001, due in part, to a stable local economy with significant appreciation in real estate values, prudent underwriting of loans and continuous monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and the Bank suffered no losses on foreclosed assets during that period. There can be no assurance that the Bank will not experience a deterioration of its loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

         Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percentage of the allowance for loan losses in each category to the total allowance for loan losses, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                 AT SEPTEMBER 30,
                              ---------------------------------------------------------------------------------------
                                                 2005                                        2004
                              -----------------------------------------    ------------------------------------------
                                                             PERCENT OF                                    PERCENT OF
                                              PERCENT OF      LOANS IN                      PERCENT OF      LOANS IN
                                             ALLOWANCE TO       EACH                       ALLOWANCE TO       EACH
                                                TOTAL       CATEGORY TO                       TOTAL       CATEGORY TO
                                AMOUNT        ALLOWANCE     TOTAL LOANS       AMOUNT        ALLOWANCE     TOTAL LOANS
                              -----------    ----------    ------------     -----------    ----------    ------------
                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family......   $        54          4.09%         26.94%    $        90           9.78%         34.80%
   Multi-family............           417         31.57%         22.91%            214          23.26%         21.73%
   Commercial real estate..           609         46.10%         37.78%            441          47.94%         33.29%
   Construction............           194         14.68%         10.11%            174          18.91%         10.00%
   Land....................            45          3.41%          2.07%             --             --%            --%
Consumer and other.........             2          0.15%          0.19%              1           0.11%          0.18%
                              -----------    ----------     ----------     -----------     ----------     ----------

   Total allowance for loan
     losses................   $     1,321        100.00%        100.00%    $       920         100.00%        100.00%
                              ===========    ==========     ==========     ===========     ==========     ==========

                                                                 AT SEPTEMBER 30,
                              ---------------------------------------------------------------------------------------
                                                 2003                                        2002
                              -----------------------------------------    ------------------------------------------
                                                             PERCENT OF                                    PERCENT OF
                                              PERCENT OF      LOANS IN                      PERCENT OF      LOANS IN
                                             ALLOWANCE TO       EACH                       ALLOWANCE TO       EACH
                                                TOTAL       CATEGORY TO                       TOTAL       CATEGORY TO
                                AMOUNT        ALLOWANCE     TOTAL LOANS       AMOUNT        ALLOWANCE     TOTAL LOANS
                              -----------    ----------    ------------     -----------    ----------    ------------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family......    $       131          15.45%          47.52% $       210         29.17%         65.01%
   Multi-family............            191          22.52%          16.04%         169         23.47%         12.82%
   Commercial real estate..            414          48.82%          29.38%         298         41.39%         19.25%
   Construction............            110          12.97%           6.75%          37          5.14%          2.32%
   Land....................             --             --%             --%          --            --%            --%
Consumer and other.........              2           0.24%           0.31%           6          0.83%          0.60%
                               -----------      ---------      ----------  -----------    ----------     ----------

   Total allowance for loan
     losses................    $       848         100.00%         100.00% $       720        100.00%        100.00%
                               ===========      =========      ==========  ===========    ==========     ==========

                                            AT SEPTEMBER 30,
                              ------------------------------------------
                                                  2001
                              ------------------------------------------
                                                             PERCENT OF
                                              PERCENT OF      LOANS IN
                                             ALLOWANCE TO       EACH
                                               TOTAL         CATEGORY TO
                                AMOUNT        ALLOWANCE      TOTAL LOANS
                              -----------     ----------    ------------
                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family......   $       279          48.95%         71.24%
   Multi-family............           128          22.46%         12.89%
   Commercial real estate..           152          26.67%         14.95%
   Construction............             1           0.17%            --%
   Land....................            --             --%            --%
Consumer and other.........            10           1.75%          0.92%
                              -----------     ----------     ----------

   Total allowance for loan
     losses................   $       570         100.00%        100.00%
                              ===========     ==========     ==========

         Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, the underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loans based on the results of the above analysis.

         This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

INVESTMENTS

         INVESTMENTS AND MORTGAGE-BACKED SECURITIES. Our investment portfolio at September 30, 2005 included $96.0 million of mortgage-backed securities and $3.6 million in other debt obligations, all of which are classified as held to maturity, and $1.0 million of Federal Home Loan Bank of New York stock. In addition, our investment portfolio at September 30, 2005 included $4.2 million of mutual fund shares, comprised of an ultra-short term mutual fund classified as available-for-sale. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

         At September 30, 2005, we held $78.7 million of mortgage-backed securities issued by Freddie Mac and Fannie Mae, which are United States government-sponsored enterprises. The remaining $17.3 million of our mortgage-backed securities represents securities of private issuers and United States government agencies. Private issuer securities typically offer rates above those paid on securities of government-sponsored enterprises, but lack the guaranty of those enterprises and are often less liquid. The government-sponsored enterprises' portion of the mortgage-backed securities portfolio consisted of $68.6 million in fixed-rate mortgage-backed securities and $10.1 million in adjustable rate mortgage-backed securities.

         The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                  AT SEPTEMBER 30,
                                ------------------------------------------------------------------------------------
                                           2005                         2004                         2003
                                --------------------------   --------------------------   --------------------------
                                  AMORTIZED     ESTIMATED      AMORTIZED     ESTIMATED      AMORTIZED     ESTIMATED
                                    COST        FAIR VALUE       COST        FAIR VALUE       COST        FAIR VALUE
                                -----------    -----------   -----------    -----------   -----------    -----------
                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  Mutual fund shares..........  $     4,265    $     4,190   $     4,118    $     4,093   $     4,044    $     4,028
                                -----------    -----------   -----------    -----------   -----------    -----------
     Total securities
       available-for-sale.....  $     4,265    $     4,190   $     4,118    $     4,093   $     4,044    $     4,028
                                ======-----    ===========   ===========    ===========   ===========    ===========

SECURITIES HELD-TO-MATURITY:
  Mortgage-backed securities:
     Government-sponsored
       enterprises............  $    78,657    $    76,732   $   104,725    $   102,353   $    87,867    $    86,784
     Government agency........          270            271           270            346           358            436
     Private issuers..........       17,037         16,881         8,088          8,065         3,586          3,612
  Other debt obligations......        3,610          3,569         4,013          4,004         1,286          1,317
                                -----------    -----------   -----------    -----------   -----------    -----------
     Total securities
       held-to-maturity.......  $    99,574    $    97,453   $   117,096    $   114,768   $    93,097    $    92,149
                                ===========    ===========   ===========    ===========   ===========    ===========

         PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio at September 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. This table does not reflect the Bank's investment in a mutual fund which has no contractual maturity date and is classified as available-for-sale.

                                                                MORE THAN ONE YEAR     MORE THAN FIVE YEARS
                                         ONE YEAR OR LESS       THROUGH FIVE YEARS      THROUGH TEN YEARS
                                        -------------------    --------------------    --------------------
                                                   WEIGHTED                WEIGHTED                WEIGHTED
                                        CARRYING   AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE
                                          VALUE      YIELD       VALUE       YIELD       VALUE       YIELD
                                        --------   --------    --------    --------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
     Government-sponsored enterprises   $     --         --%   $    187        6.08%   $  5,716        3.98%
     Government agency...............         --         --          --          --          --          --
     Private issuers.................         --         --          --          --          --          --
   Other debt obligations............      3,210       2.54         400        3.33          --          --
                                        --------   --------    --------    --------    --------    --------
     Total securities held-to-maturity  $  3,210       2.54%   $    587        4.21%   $  5,716        3.98%
                                        ========   ========    ========    ========    ========    ========

                                        MORE THAN TEN YEARS             TOTAL SECURITIES
                                        --------------------    --------------------------------
                                                    WEIGHTED                            WEIGHTED
                                        CARRYING    AVERAGE     CARRYING                AVERAGE
                                          VALUE       YIELD       VALUE     FAIR VALUE    YIELD
                                        --------    --------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
     Government-sponsored enterprises   $ 72,754        3.64%   $ 78,657    $ 76,732        3.67%
     Government agency...............        270        5.38         270         271        5.38
     Private issuers.................     17,037        4.60      17,037      16,881        4.60
   Other debt obligations............         --          --       3,610       3,569        2.62
                                        --------    --------    --------    --------    --------
     Total securities held-to-maturity  $ 90,061        3.83%   $ 99,574    $ 97,453        3.80%
                                        ========    ========    ========    ========    ========

SOURCES OF FUNDS

         GENERAL. Deposits have traditionally been our primary source of funds for our lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used to compensate for reductions in deposits and to fund loan and securities growth. As of September 30, 2005, we had $8.1 million of borrowings outstanding from the Federal Home Loan Bank of New York.

         DEPOSITS. Substantially all of our depositors are persons who work or reside in Kings, Nassau or Suffolk Counties, New York. We offer a variety of deposit instruments. These include demand deposits consisting of non-interest bearing and NOW accounts, passbook savings and club accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits.

         We establish and adjust periodically the interest rates paid, maturity terms, service fees and withdrawal penalties on our deposits. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely on personalized customer service and long-standing relationships with customers to attract and retain deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes that our deposits are relatively stable. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At September 30, 2005, $123.6 million, or 49.1%, of our deposit accounts were certificates of deposit, of which $69.6 million had maturities of one year or less.

         DEPOSIT ACCOUNTS. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                       AT SEPTEMBER 30,
                        ---------------------------------------------------------------------------
                                        2005                                   2004
                        -----------------------------------    ------------------------------------
                                                    WEIGHTED                               WEIGHTED
                                                    AVERAGE                                AVERAGE
                         BALANCE     PERCENT          RATE       BALANCE    PERCENT          RATE
                        ----------   --------       --------   ----------   --------       --------
                                                    (DOLLARS IN THOUSANDS)
DEPOSIT TYPE:
NOW accounts..........  $   29,015      11.53%        0.20%    $   26,280      10.24%        0.21%
Money market accounts.      11,967       4.76         1.01         22,996       8.96         0.81
Passbook savings
  accounts............      87,039      34.59         1.02         94,151      36.70         0.77
                        ----------   --------                  ----------   --------
   Total transaction
    accounts..........     128,021      50.88         0.83        143,427      55.90         0.68

Certificates of
  deposit.............     123,613      49.12         3.49        113,123      44.10         2.75
                        ----------   --------                  ----------   --------

   Total deposits.....  $  251,634     100.00%        2.13%    $  256,550     100.00%        1.60%
                        ==========   ========                  ==========   ========

                                 AT SEPTEMBER 30,
                       ----------------------------------
                                       2003
                       ----------------------------------
                                                 WEIGHTED
                                                  AVERAGE
                        BALANCE      PERCENT       RATE
                       ---------   --------      --------
                             (DOLLARS IN THOUSANDS)
DEPOSIT TYPE:
NOW accounts.......... $  29,287      11.73%        0.22%
Money market accounts.    14,965       6.00         0.80
Passbook savings
  accounts............    92,258      36.95         0.67
                       ---------   --------
   Total transaction
    accounts..........   136,510      54.68         0.59

Certificates of
  deposit.............   113,157      45.32         2.76
                       ---------   --------

   Total deposits..... $ 249,667     100.00%        1.57%
                       =========   ========

         DEPOSIT ACTIVITY. The following table sets forth our deposit activity for the periods indicated.

                                                   YEARS ENDED SEPTEMBER 30,
                                           ------------------------------------------
                                               2005           2004           2003
                                           ------------   ------------   ------------
                                                         (IN THOUSANDS)
Beginning balance.....................     $    256,550   $    249,667   $    239,460
                                           ------------   ------------   ------------
Net (decrease) increase before interest
   credited...........................           (9,535)         3,016          5,843
Interest credited.....................            4,619          3,867          4,364
                                           ------------   ------------   ------------
   Net (decrease) increase in deposits           (4,916)         6,883         10,207
                                           -------------  ------------   ------------
Ending balance........................     $    251,634   $    256,550   $    249,667
                                           ============   ============   ============

         LARGE CERTIFICATES OF DEPOSITS. As of September 30, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $21.6 million. The following table sets forth the maturity of those certificates as of September 30, 2005.

                                                      At
                                                 September 30,
                                                     2005
                                                ---------------
                                                (In thousands)

        Three months or less..................  $       6,066
        Over three months through six months..          3,401
        Over six months through one year......          3,312
        Over one year to three years..........          5,875
        Over three years......................          2,974
                                                -------------

        Total.................................  $      21,628
                                                =============

         CERTIFICATE OF DEPOSIT MATURITY SCHEDULE. The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2005.

                                                                                                         PERCENTAGE
                                      OVER ONE      OVER TWO    OVER THREE    OVER FOUR                   OF TOTAL
                        LESS THAN      YEAR TO      YEARS TO     YEARS TO      YEARS TO                 CERTIFICATE
                         ONE YEAR     TWO YEARS   THREE YEARS   FOUR YEARS    FIVE YEARS      TOTAL       ACCOUNTS
                       -----------   ------------ -----------   -----------  -----------   -----------  -----------
                                                          (DOLLARS IN THOUSANDS)
INTEREST RATE
   Less than 2%...     $     6,327   $        --  $        --   $        --  $        --   $     6,327        5.11%
   2.00%-2.99%....          25,764         2,119           --            --           --        27,883       22.56
   3.00%-3.99%....          33,224         9,314        8,324         5,988           --        56,850       45.99
   4.00%-4.99%....           1,682        12,891          623         2,673       10,090        27,959       22.62
   5.00%-5.99%....           1,953         2,000           --            --           --         3,953        3.20
   6.00%-6.99%....             641            --           --            --           --           641        0.52
                       -----------   ------------ -----------   -----------  -----------   -----------  ----------

   Total..........     $    69,591   $    26,324  $     8,947   $     8,661  $    10,090   $   123,613      100.00%
                       ===========   ===========  ===========   ===========  ===========   ===========  ==========

         CERTIFICATES OF DEPOSIT CLASSIFIED BY RATE. The following table sets forth certificates of deposit classified by range of interest rates as of the dates indicated.

                                           AT SEPTEMBER 30,
                                --------------------------------------
                                    2005         2004          2003
                                -----------   -----------  -----------
                                            (IN THOUSANDS)
         INTEREST RATE
            Less than 2%...     $     6,327   $    49,350  $    54,777
            2.00%-2.99%....          27,883        22,097       12,494
            3.00%-3.99%....          56,850        15,615       19,047
            4.00%-4.99%....          27,959        17,910       18,452
            5.00%-5.99%....           3,953         4,773        5,090
            6.00%-6.99%....             641         3,378        3,297
                                -----------   -----------  -----------

               Total.......     $   123,613   $   113,123  $   113,157
                                ===========   ===========  ===========

         BORROWINGS. Our borrowings consist of advances from the Federal Home Loan Bank of New York. At September 30, 2005, we had access to additional Federal Home Loan Bank advances of up to $74.6 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

                                                   AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                -------------------------------------------
                                                     2005           2004           2003
                                                ------------    ------------   ------------
                                                         (DOLLARS IN THOUSANDS)
Balance at end of year......................    $      8,107    $     10,231   $      6,705
Average balance during year.................           9,369           8,526          5,969
Maximum outstanding at any month end........          11,788          10,260          6,705
Weighted average interest rate at end of year           4.07%           2.49%          2.50%
Average interest rate during the year.......            2.96%           2.17%          2.43%

SUBSIDIARY ACTIVITIES

         Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, Federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

         3D Holding Company was incorporated in New York in 1993, for the purpose of acquiring, managing, and disposing of real estate held by the Bank. As of September 30, 2005, the subsidiary did not hold any real estate owned. Total assets aggregated $158,000, and consisted solely of cash at that date.

         BFS REIT, Inc. was incorporated in New York in 1999. The corporation is a wholly-owned subsidiary created for the purpose of acquiring, holding, and investing in certain real estate-related loans and other assets that constitute permissible investments by the Bank.

         TISCO was incorporated in New York in 1982, for the purpose of holding BFS Agency, Inc., a company that sells insurance and fixed annuity products through licensed employees in the Bank's branches. As of September 30, 2005, total assets aggregated $231,000, of which $229,000 represented the investment in BFS Agency, Inc.

LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PERSONNEL

         As of September 30, 2005, we had 59 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL, STATE AND LOCAL TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Bank are subject to Federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Bank's tax returns have not been audited during the past five years. The Company and the Bank will file consolidated income tax returns beginning with the year ended September 30, 2005. The following discussion of Federal taxation is intended only to summarize certain pertinent Federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

         METHOD OF ACCOUNTING. For Federal income tax purposes, the Bank and Company report their income and expenses on the accrual method of accounting and use a tax year ending September 30 for filing Federal income tax returns.

         BAD DEBT RESERVES. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. Savings institutions were required to recapture any excess reserves established after December 31, 1987. The reserve balance as of December 31, 1987 is referred to as the base year reserve.

         As more fully discussed below, the Bank files a New York State franchise tax return. New York State and New York City enacted legislation in 1996, which among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under Federal law prior to the enactment of the 1996 Act. Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes, it is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to such reserves may be computed using a specific formula based on an institution's loss history (the "experience method") or a statutory percentage equal to 32% of its New York State and New York City taxable income (the "percentage method") before bad debt deduction.

         TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, Federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

         At September 30, 2005, our total Federal pre-1988 base year tax bad debt reserve was approximately $1.6 million and our New York state and city base year reserve was approximately $2.6 million. Under current law, pre-1988 Federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. Under current New York State tax law, tax bad debt reserves are also subject to recapture if a specified qualifying asset ratio is not maintained.

         ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the AMT and has no such amounts available as credits for carryover.

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2005, the Bank had no net operating loss carryforwards for Federal income tax purposes.

         CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

         The Company and the Bank will report income on a fiscal year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. As a result of its ownership of BFS REIT, Inc., a real estate investment trust, the Bank is entitled to a 60% dividends received deduction with respect to dividends received from BFS REIT, Inc. New York State imposes a tax surcharge equal to 17.0% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District.

         The Bank is also subject to the New York City financial corporation tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State franchise tax. The tax on income is calculated using a 9.0% tax rate.

SUPERVISION AND REGULATION

GENERAL

         The Bank is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of Federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the Federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under Federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank's mortgage documents.

         Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on the Company and the Bank and their operations.

FEDERAL BANKING REGULATION

         BUSINESS ACTIVITIES. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Bank may originate mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Bank's capital assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

         CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

         The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         At September 30, 2005, the Bank's capital exceeded all applicable requirements.

         LOANS TO ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2005, the Bank was in compliance with the loans-to-one borrower limitations.

         QUALIFIED THRIFT LENDER TEST. As a federal savings association, the Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, the Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12 month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

         "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

         A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2005, the Bank maintained substantially all of its portfolio assets in qualified thrift investments.

         CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

         o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

         o the association would not be at least adequately capitalized following the distribution;

         o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

         o the association is not eligible for expedited treatment of its filings.

         Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         The Office of Thrift Supervision may disapprove a notice or application if:

         o the association would be undercapitalized following the distribution;

         o the proposed capital distribution raises safety and soundness concerns; or

         o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

         LIQUIDITY. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

         COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other Federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent Federal examination.

         TRANSACTIONS WITH RELATED PARTIES. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, the Bank's board of directors must approve extensions of credit in excess of certain limits.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

         PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association's capital:

         o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

         o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

         o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

         o significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

         o        critically undercapitalized (less than 2% tangible capital).

         Generally, the banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," the performance of which must be guaranteed by any company controlling the association up to specified limits. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         At September 30, 2005, the Bank met the criteria for being considered "well-capitalized."

         INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. The Bank's deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately ..02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a Federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

         PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2005, the Bank was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At September 30, 2005, the Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

         In response to the terrorist attacks of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the Federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program;

         o the Secretary of the Department of Treasury, in conjunction with other bank regulators, is authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened;

         o financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering;

         o financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks; and

         o bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have proposed and implemented regulations pursuant to the USA PATRIOT Act. These regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

         The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

         The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the SEC and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant Federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting. Based upon current SEC regulations, the Company would be required to file its initial report relating to internal controls over financial reporting in fiscal 2007.

HOLDING COMPANY REGULATION

         General. BFS Bancorp, MHC and the Company are nondiversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, BFS Bancorp, MHC and the Company are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over the Company and BFS Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and BFS Bancorp, MHC are generally not subject to state business organization laws.

         PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under Federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

         The Home Owners' Loan Act prohibits a savings and loan holding company, including the Company and BFS Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         WAIVERS OF DIVIDENDS BY BFS BANCORP, MHC. Office of Thrift Supervision regulations require BFS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that BFS Bancorp, MHC will waive dividends paid by the Company. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by BFS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event BFS Bancorp, MHC converts to stock form.

         CONVERSION OF BFS BANCORP, MHC TO STOCK FORM. Office of Thrift Supervision regulations permit BFS Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), BFS Bancorp, MHC's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than BFS Bancorp, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by BFS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event BFS Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

FEDERAL SECURITIES LAWS

         The Company filed with the SEC a registration statement under the Securities Act of 1933 for the registration of the shares of common stock to be issued pursuant to the offering. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company will continue to be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

         The registration under the Securities Act of 1933 of shares of common stock to be issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 1A.    RISK FACTORS

MULTI-FAMILY, COMMERCIAL REAL ESTATE AND CONSTRUCTION LOAN ORIGINATIONS HAVE INCREASED, INCREASING THE RISK THAT SOME OF OUR LOANS WILL NOT BE PAID.

         We have expanded our multi-family, commercial real estate and construction lending during the previous five years. Multi-family lending has increased as a percentage of our total loan portfolio from 12.9% at September 30, 2001 to 23.5% at September 30, 2005. Commercial real estate lending has increased as a percentage of our total loan portfolio from 15.0% at September 30, 2001 to 36.4% at September 30, 2005. Construction lending has increased as a percentage of our total loan portfolio from less than 1.0% at September 30, 2001 to 10.3% at September 30, 2005. Multi-family, commercial real estate loans and construction loans generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. At September 30, 2005, we had $3.5 million representing three loans in non-accrual status compared to $13,000 in non-accrual status at September 30, 2004. In addition, our multi-family, commercial real estate and construction loan portfolio is not as seasoned as the loan portfolio of some of our competitors. Should the local real estate market or economy weaken, we may begin to experience higher levels of non-performing loans.

PERSONS WHO OWN OUR STOCK OWN A MINORITY OF BROOKLYN FEDERAL BANCORP, INC.'S COMMON STOCK AND WILL NOT BE ABLE TO EXERCISE VOTING CONTROL OVER MOST MATTERS PUT TO A VOTE OF STOCKHOLDERS.

         Public stockholders own a minority of the outstanding shares of the Company's common stock. As a result, stockholders other than BFS Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders. BFS Bancorp, MHC owns a majority of the Company's common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage the Company and the Bank also manage BFS Bancorp, MHC. The only matters as to which stockholders other than BFS Bancorp, MHC will be able to exercise voting control include any proposal to implement a recognition and retention stock plan or stock option plan within one year of the offering. In addition, BFS Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.

OUR STOCK VALUE MAY BE NEGATIVELY AFFECTED BY FEDERAL REGULATIONS RESTRICTING TAKEOVERS AND OUR MUTUAL HOLDING COMPANY STRUCTURE.

         FEDERAL REGULATIONS RESTRICTING TAKEOVERS. For three years following the offering, Office of Thrift Supervision regulations prohibit any person from acquiring or offering to acquire more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. Moreover, current Office of Thrift Supervision policy prohibits the acquisition of a mutual holding company subsidiary by any person or entity other than a mutual holding company or a mutual institution. See "Business - Regulation and Supervision" for a discussion of applicable Office of Thrift Supervision Regulations regarding acquisitions.

         THE MUTUAL HOLDING COMPANY STRUCTURE MAY IMPEDE TAKEOVERS. BFS Bancorp, MHC, as the majority stockholder of the Company, is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire the Company. Accordingly, BFS Bancorp, MHC may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of the Company

THE CORPORATE GOVERNANCE PROVISIONS IN OUR CHARTER AND BYLAWS MAY PREVENT OR IMPEDE THE HOLDERS OF A MINORITY OF OUR COMMON STOCK FROM OBTAINING REPRESENTATION ON OUR BOARD OF DIRECTORS.

         Provisions in our charter and bylaws may prevent or impede holders of a minority of our common stock from obtaining representation on our board of directors. For example, our board of directors is divided into three staggered classes. A staggered board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Second, our charter provides that there will not be cumulative voting by stockholders for the election of our directors which means that BFS Bancorp, MHC, as the holder of a majority of the shares eligible to be voted at a meeting of stockholders, may elect all of our directors to be elected at that meeting. Third, our bylaws contain procedures and timetables for a stockholder wanting to make a nomination for the election of directors or a proposal for new business at a meeting of stockholders, the effect of which may be to give our management time to solicit its own proxies in an attempt to defeat any dissident slate of nominations if management thinks it is in the best interests of stockholders generally.

AN INCREASE IN INTEREST RATES IS EXPECTED TO ADVERSELY AFFECT OUR EARNINGS.

         Our earnings largely depend on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investment securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

         The rates we earn on our assets are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities than our assets or no contractual maturities, such as savings and money market deposits. This imbalance can create significant earnings volatility, because market interest rates change over time. In addition, short-term and long-term interest rates do not necessarily change at the same time or at the same rate.

         In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. We are vulnerable to volatility in our earnings as a result of an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate assets. In an increasing interest rate environment, our cost of funds is expected to increase more rapidly than the interest earned on our loan portfolio and securities portfolio because our primary source of funds is deposits with generally shorter maturities than the maturities on our loans and investment securities. This could cause our net interest rate spread to compress because the increase in interest income we would earn on our securities and loan portfolios may be less than the increase in the interest expense we would pay on our deposits and borrowings. In addition, the expected duration of our mortgage-backed securities may increase during a rising interest rate environment, thereby lengthening the period during which they would reprice at higher rates.

         In a period of decreasing interest rates, prepayments of loans and mortgage-backed securities generally will increase as borrowers refinance their debt in order to reduce their borrowing costs. In a decreasing rate environment we are generally not able to reinvest the proceeds of loan and securities prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. A decreasing interest rate environment would result in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great as the decrease in the yields on our mortgage-backed securities and loan portfolios. This could cause a narrowing of our net interest rate spread and could cause a decrease in our earnings. We are further exposed to interest rate risk due to the large portion of our total deposits that can reprice at any time.

         The Bank monitors its interest rate sensitivity through the use of an asset/liability management model which estimates the change in its net portfolio value (defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items) in the event of a range of assumed changes in market interest rates. Our net portfolio value analysis, as calculated by the Office of Thrift Supervision using information as of September 30, 2005, showed that in the event of an immediate and permanent 2.0% increase in interest rates, our net portfolio value would be expected to decrease by 8%.

STRONG COMPETITION WITHIN OUR MARKET AREA MAY LIMIT OUR GROWTH AND
PROFITABILITY.

         Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Most of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition our competition recently has been offering loans with lower fixed rates and loans on more attractive terms than the Bank has been willing to offer. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability.

IF ECONOMIC CONDITIONS DETERIORATE, PARTICULARLY IN THE METROPOLITAN NEW YORK AREA, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED AS BORROWERS' ABILITY TO REPAY LOANS DECLINES AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS DECREASES.

         Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the metropolitan New York area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the Federal government and other significant external events. At September 30, 2005, loans secured by real estate represented nearly all of our total loans, with substantially all such loans being made in the New York metropolitan area. Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER ACTUAL LOAN LOSSES, OUR EARNINGS COULD DECREASE.

         We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

         In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

         We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.     PROPERTIES

PROPERTIES

         The following table provides certain information with respect to our offices as of September 30, 2005:

                                           LEASED           YEAR ACQUIRED         NET BOOK VALUE OF REAL
        LOCATION                          OR OWNED            OR LEASED                  PROPERTY
        --------                          --------            ---------                  --------

                                                                                      (In thousands)
Main Office                                Owned                 1965             $        846
81 Court Street
Brooklyn, NY 11201

Branch Office                              Leased                1960                      131
3780 Nostrand Avenue
Brooklyn, NY 11235

Branch Office                              Leased                1973                      138
1164 Wantagh Avenue
Wantagh, NY 11793

Branch Office                              Leased                1999                      427
1752 Veterans Memorial Highway
Islandia, NY  11749

         The net book value of our premises, land and equipment was approximately $1.5 million at September 30, 2005.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company's financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended September 30, 2005 to a vote of the Company's stockholders.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company common stock trades on the Nasdaq National Market System under the symbol "BFSB." Trading in the Company's common stock commenced on April 6, 2005.

         As of September 30, 2005, there were 13,225,000 shares of Company common stock issued and outstanding and approximately 983 stockholders of record. Of the total shares, 9,257,500 were held by BFS Bancorp, MHC and 3,967,500 were held by other shareholders.

         The table below shows the high and low closing prices reported on the Nasdaq for the Company common stock during the periods indicated. Shares of common stock of the Company were sold in a subscription offering at $10.00 per share in connection with the reorganization of the Bank into the mutual holding company structure completed on April 5, 2005.

2005                                                          HIGH             LOW          DIVIDEND
----                                                      -------------   -------------   -------------
Third Quarter (April 6, 2005 - June 30, 2005)                $ 10.74         $  9.35           N/A
Fourth Quarter (July 1, 2005 - September 30, 2005)           $ 12.10         $ 10.75           N/A

         If the Company pays dividends to its stockholders, it also will be required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends. We anticipate that BFS Bancorp, MHC will waive any dividends paid by the Company. Any decision to waive dividends will be subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event BFS Bancorp, MHC converts to stock form.

         Dividends from the Company will depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company's loan to the employee stock ownership plan. A regulation of the Office of Thrift Supervision imposes limitations on "capital distributions" by savings institutions such as the Bank. The Company, however, will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends.

         Additionally, we have committed to the Office of Thrift Supervision that during the one-year period following the completion of the reorganization and offering, we will not take any action to declare an extraordinary dividend to our stockholders that would be treated by such stockholders as a tax-free return of capital for Federal income tax purposes, without prior approval of the Office of Thrift Supervision.

ITEM 6.     SELECTED FINANCIAL DATA

         The summary information presented below is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8. On April 5, 2005, the Bank completed its reorganization into the mutual holding company structure, and in connection therewith the Company sold 3,967,500 shares of common stock which resulted in $37.9 million of net proceeds of which $20.5 million was utilized to acquire all of the outstanding common stock of the Bank. The Company issued 9,257,500 shares of its common stock to BFS Bancorp, MHC.

                                                                AT SEPTEMBER 30,
                                       -----------------------------------------------------------------
                                           2005         2004          2003         2002          2001
                                       -----------  -----------   -----------  -----------   -----------
                                                                 (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:

Total assets.....................      $   340,858  $   308,835   $   292,856  $   278,129   $   238,893
Cash and due from banks..........            8,384        7,904        16,106       22,622        18,509
Investments in certificates of
   deposit.......................            9,268        6,871            --           --            --
Securities available-for-sale....            4,190        4,093         4,028        6,303         1,028
Securities held-to-maturity......           99,574      117,096        93,097       76,940        44,879
Loans receivable, net............          195,264      163,027       148,538      140,365       138,345
Loans held-for-sale..............            8,603           --        12,306       16,454         9,879
Deposits.........................          251,634      256,550       249,667      239,460       209,333
Borrowings.......................            8,107       10,231         6,705        6,452            --
Stockholders' equity/retained
   earnings......................           75,209       36,593        32,507       28,782        25,787


                                                           YEARS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------------
                                          2005          2004         2003          2002          2001
                                       -----------  -----------   -----------  -----------   -----------
                                                                 (IN THOUSANDS)
SELECTED OPERATING DATA:

Interest income...................     $    17,323  $    15,448   $    15,069  $    15,153   $    15,659
Interest expense..................           4,896        4,052         4,509        5,476         6,882
                                       -----------  -----------   -----------  -----------   -----------
   Net interest income before
     provision for loan losses....          12,427       11,396        10,560        9,677         8,777
Provision for loan losses.........             402           72           128          150            --
                                       -----------  -----------   -----------  -----------   -----------
   Net interest income after
     provision for loan losses....          12,025       11,324        10,432        9,527         8,777
Non-interest income...............           2,140        2,044         1,850        1,407           987
Non-interest expense .............           8,214        6,840         6,537        6,130         5,842
                                       -----------  -----------   -----------  -----------   -----------
Income before income taxes........           5,951        6,528         5,745        4,804         3,922
Provision for income taxes........           2,171        2,438         2,008        1,810         1,471
                                       -----------  -----------   -----------  -----------   -----------
   Net income.....................     $     3,780  $     4,090   $     3,737  $     2,994   $     2,451
                                       ===========  ===========   ===========  ===========   ===========

                                                                 AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------
                                                          2005       2004       2003        2002       2001
                                                         ------     ------     ------      ------      ------
SELECTED FINANCIAL RATIOS AND OTHER DATA:

Performance Ratios:
Return on average assets.............................      1.16%      1.35%      1.31%       1.17%       1.08%
Return on average equity.............................      7.09%     11.85%     12.27%      11.01%      10.00%
Interest rate spread (1).............................      3.64%      3.80%      3.68%       3.72%       3.65%
Net interest margin (2)..............................      3.96%      3.94%      3.84%       3.93%       4.01%
Efficiency ratio (3).................................     56.39%     50.89%     52.68%      55.31%      59.83%
Non-interest expense to average total assets.........      2.52%      2.26%      2.29%       2.40%       2.58%
Average interest-earning assets to average
   interest-bearing liabilities......................    120.20%    109.85%    109.97%     109.48%     111.33%

ASSET QUALITY RATIOS:
Non-performing assets as a percent of total assets...      1.03%        --%(4)     --%(4)    0.02%       0.01%
Non-performing loans as a percent of total loans.....      1.71%        --%(4)   0.01%       0.03%       0.01%
Allowance for loan losses as a percent of total loans      0.64%      0.56%      0.57%       0.51%       0.41%

CAPITAL RATIOS (5):
Total risk-based capital (to risk weighted assets)...     28.2%      22.4%      21.6%       21.3%       22.1%
Tier 1 risk-based capital (to risk weighted assets)..     27.6%      21.9%      21.1%       20.8%       21.7%
Tangible capital (to tangible assets)................     17.1%      11.8%      10.8%        9.9%       10.4%
Tier 1 leverage (core) capital (to adjusted tangible
   assets)...........................................     17.1%      11.8%      10.8%        9.6%       10.4%
Equity to total assets (consolidated)................     22.1%      11.8%      11.1%       10.3%       10.8%

OTHER DATA:
Number of full service offices.......................      4          4          4           4           4

--------------------
(1) Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2) Represents net interest income as a percent of average interest-earning assets for the period.
(3) Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)  Ratio percentage is less than 0.01%.
(5)  Ratios other than equity to total assets are for the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available-for-sale and other miscellaneous income. Our non-interest expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense.

         Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

         We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Bank. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

         As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

         The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

         DEFERRED INCOME TAXES. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results.

BUSINESS STRATEGY

         Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service. Our business strategy historically has been to emphasize one- to four-family residential mortgage lending. While we will continue to engage in this type of lending, management has determined to broaden the range of our products and services to enhance profitability, consistent with safety and soundness. In recent years, we have significantly expanded our multi-family, commercial real estate and construction lending. We have also introduced additional products and services, such as debit cards and internet banking. We cannot assure you that we will successfully implement our business strategy.

         Highlights of our business strategy are as follows:

         o REMAINING A COMMUNITY ORIENTED INSTITUTION. We were established in Brooklyn, New York in 1887, and we have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. Although historically our principal business activity has been accepting deposits from the public and using those funds to originate one- to four-family mortgage loans, in recent years we have been originating a wider variety of residential and commercial real estate loan products to meet the needs of our customers. If such loans do not satisfy our criteria for retention in our loan portfolio, they generally can be sold in the secondary market.

         o CONTINUING TO INCREASE OUR MULTI-FAMILY, COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. Historically, we have emphasized one- to four-family residential lending within our market area. While one- to four-family loan originations remain an important form of loans because of our expertise with this type of lending, in the past five years we have emphasized the origination of loans secured by multi-family properties and commercial real estate and construction loans as a means of increasing our interest and fee income. Multi-family, commercial real estate and construction lending generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. The repayment of multi-family, commercial real estate and construction loans depends upon the business and financial condition of the borrower and, in the case of construction loans, on the economic viability of projects financed. Consequently, we, like other financial institutions, generally charge higher rates of interest for these types of loans compared to one- to four-family residential loans. We have invested in a new loan servicing system and additional personnel to allow us to service these types of loans more efficiently.

         o INCREASING OUR REAL ESTATE LENDING CAPACITY. The additional capital raised in the stock offering increased our lending capacity by enabling us to originate more loans and loans with larger balances. This permits us to serve borrowers with larger lending needs and to originate larger loans than we have originated in the past.

         o UTILIZING THE NET PROCEEDS WE RECEIVED IN THE OFFERING TO BETTER MANAGE OUR INTEREST RATE RISK AND GROW OUR ASSETS. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a significant percentage of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of rising short-term interest rates, we have been able to increase interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At September 30, 2005, $8.4 million, or 2.5% of our assets, was invested in cash or cash equivalents, and $9.3 million, or 2.7% of our assets, was invested in certificates of deposit and securities that mature within three years.

                  The net proceeds from the stock offering increased our capital and provided management with greater flexibility to manage interest rate risk and increase our interest-earning assets, including our investment in longer-term, higher yielding loans and securities.

         o FACILITATE GROWTH THROUGH DE NOVO BRANCHING. We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area. We anticipate being able to use part of the net proceeds of the stock offering to finance the expansion of our branch network. While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices.

         o MAINTAINING HIGH ASSET QUALITY. We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         TOTAL ASSETS. Total assets increased by $32.0 million, or 10.4%, to $340.9 million at September 30, 2005 from $308.8 million at September 30, 2004. This increase was largely the result of the net proceeds from the stock issuance redeployed into loan originations, which were partially offset by a decrease in securities held to maturity.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $480,000, or 6.1%, to $8.4 million at September 30, 2005 from $7.9 million at September 30, 2004.

         INVESTMENTS IN CERTIFICATES OF DEPOSIT. Investments in certificates of deposit increased by $2.4 million, or 34.9%, to $9.3 million at September 30, 2005 from $6.9 million at September 30, 2004. This increase was due to the reinvestment of cash repayments of our mortgage-related investments into short-term investments.

         SECURITIES. Securities investments decreased $17.4 million, or 14.4%, to $103.8 million at September 30, 2005, from $121.2 million at September 30, 2004. This decrease was due to the repayments of our mortgage-related securities portfolio that were redeployed into loan originations and short-term time deposits investments. Our holdings of mortgage-backed securities and other debt obligations totaled $96.0 million and $3.6 million, respectively, at September 30, 2005.

         NET LOANS. Net loans before allowance for loan losses and including loans held-for-sale, increased $41.2 million, or 25.2%, to $205.2 million at September 30, 2005 from $163.9 million at September 30, 2004. Loan growth occurred in most product categories, including increases in multi-family residential ($11.4 million), commercial real estate ($23.0 million), construction ($4.4 million) and land ($4.2 million). The growth was offset in part by a decrease in one- to four-family residential loans ($1.8 million). Loans held-for-sale increased to $8.6 million at September 30, 2005 (none were held-for-sale at September 30, 2004).

         PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets including bank-owned life insurance increased $5.6 million, or 93.6%, to $11.6 million at September 30, 2005, from $6.0 million at September 30, 2004. This increase was mainly due to additional purchases of bank-owned life insurance policies for $5.1 million and an increase of $169,000 in the cash surrender values of bank-owned life insurance policies to $8.3 million at September 30, 2005; an increase of $460,000 in the net deferred tax asset to $1.0 million at September 30, 2005; and an increase in branch work in process of approximately $300,000, partially offset by a $338,000 decrease in mortgage servicing-related receivables at September 30, 2005 compared to the September 30, 2004 balances.

         DEPOSITS. Deposits decreased by $5.0 million, or 1.9%, to $251.6 million at September 30, 2005, from $256.6 million at September 30, 2004. The decrease was attributable to a $15.4 million decrease in demand accounts, offset in part by a $10.5 million increase in certificates of deposits. The Bank maintains marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

         BORROWED FUNDS. Funds borrowed from the Federal Home Loan Bank of New York decreased by $2.1 million, or 20.8%, to $8.1 million at September 30, 2005, from $10.2 million at September 30, 2004. This is primarily due to a repayment of the overnight line of credit in the amount of $3.6 million made in October 2004, offset in part by new advances of $4.0 million against payments for maturing advances of $2.5 million.

         ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $733,000, or 24.0%, to $3.8 million at September 30, 2005, from $3.1 million at September 30, 2004. This increase was primarily due to increases in our SERP liability of $275,000, mortgage payables of $300,000 due to our lending activities and accrued professional fees of $140,000.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased by $38.6 million, or 105.5%, to $75.2 million at September 30, 2005, from $36.6 million at September 30, 2004. This increase resulted from net income for the year ended September 30, 2005 of $3.8 million in addition to net proceeds from the stock offering of $37.9 million partially offset by $3.0 million for unallocated stock of the ESOP.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         NET INCOME. Net income decreased by $310,000, or 7.6%, to $3.8 million in fiscal year 2005 from $4.1 million in fiscal year 2004. The primary reasons for the decrease in net income were a $1.4 million increase in non-interest expense, an $844,000 increase in interest expense and a $330,000 increase in provision for loan losses, offset in part by a $1.9 million increase in interest income and a $267,000 decrease in provision for income taxes.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income increased by $1.0 million, or 9.0%, to $12.4 million for fiscal year 2005 from $11.4 million for fiscal year 2004. The increase was caused primarily by a $24.4 million, or 8.4%, increase in total interest-earning assets to $313.8 million in fiscal year 2005 from $289.4 million in fiscal year 2004, which was offset in part by a

16 basis points decrease in our average interest rate spread to 3.64% in fiscal year 2005 from 3.80% in fiscal year 2004.

         INTEREST INCOME. Interest income increased by $1.9 million, or 12.1%, to $17.3 million for fiscal year 2005 from $15.4 million for the prior fiscal year. The increase was due to a $1.3 million increase in interest income on first mortgage and other loans, a $302,000 increase in income on other securities and interest-earning assets and a $293,000 increase in income on mortgage-backed securities. The yield on investment securities and other interest-earning assets increased 32 basis points to 3.23% in 2005 from 2.91% in 2004. Average loans increased by $18.9 million to $178.0 million for fiscal year 2005 from $159.1 million in fiscal year 2004. Average balances of interest-earning assets increased to $313.8 million in fiscal year 2005 from $289.4 million in fiscal year 2004, or 8.4%. The average yield on total interest-earning assets increased by 18 basis points to 5.52% in fiscal 2005 from 5.34% in fiscal 2004.

         INTEREST EXPENSE. Interest expense increased $844,000, or 20.8%, to $4.9 million for fiscal year 2005 from $4.1 million in fiscal year 2004. The increase in interest expense reflected a 34 basis points increase in the cost of interest-bearing liabilities to 1.88% for fiscal year 2005 from 1.54% for fiscal year 2004, offset in part by a $2.4 million, or 0.9%, decrease in the average balance of interest-bearing liabilities to $261.1 million in fiscal year 2005 from $263.4 million in fiscal year 2004. The 34 basis point increase in the average cost of interest-bearing liabilities was responsible for a $776,000 increase in interest expense. The increase in interest expense reflected higher market interest rates during fiscal year 2005 compared to fiscal year 2004. Interest expense on savings accounts increased by $227,000, or 36.4%, to $851,000 for fiscal year 2005 from $624,000 for fiscal year 2004, as the average yield on savings accounts increased by 27 basis points to 0.93% in fiscal year 2005 from 0.66% in fiscal year 2004. The average balance of savings accounts decreased to $91.1 million for fiscal year 2005 from $94.0 million for fiscal year 2004. Interest expense on certificates of deposit increased by $515,000, or 16.9%, to $3.6 million for fiscal year 2005 from $3.0 million for fiscal year 2004, as the average yield on certificates of deposit increased by 38 basis points to 3.06% in fiscal year 2005 from 2.68% in fiscal year 2004. The average balance of certificates of deposit increased to $116.2 million for fiscal year 2005 from $113.3 million for fiscal year 2004. Interest expense on Federal Home Loan Bank advances increased by $92,000 to $277,000 in fiscal year 2005 from $185,000 in fiscal year 2004, as average Federal Home Loan Bank advances increased by $843,000, or 9.4%, to $9.4 million in fiscal year 2005 from $8.5 million in fiscal year 2004.

         PROVISION FOR LOAN LOSSES. Our provision for loan losses was $402,000 for fiscal year 2005 and $72,000 in fiscal year 2004. This increase of $330,000 during fiscal 2005 reflects our emphasis on multi-family, commercial real estate, construction and land lending, as well as the performance of the loan portfolio. During the fiscal year ended September 30, 2005, a $167,000 specific loss allowance was established for a multi-family loan classified as non-performing and in non-accrual status. Our non-performing loans in non-accrual status totaled $3.5 million and $13,000 at September 30, 2005 and September 30, 2004, respectively. During October 2005, $3.2 million of the $3.5 million non-performing loans were paid off. The allowance for loan losses at September 30, 2005 represented 0.64% of total loans, compared to 0.56% of total loans at September 30, 2004. See "Business--Non-Performing Loans and Problem Assets" for a discussion relating to non-performing loans and problem assets.

         NON-INTEREST INCOME. Non-interest income increased by $96,000, or 4.7% to $2.1 million for fiscal year 2005, from $2.0 million for fiscal year 2004. The increase was primarily the result of a $143,000 increase in banking fees and service charges, partially offset in part by an $80,000 decrease in the net gain on sale of loans held-for-sale. The increase in banking fees and service charges was primarily the result of increased loan service fees of approximately $182,000, offset by a reduction in deposit related fees of approximately $41,000. The decrease in the net gain on sale of loans reflects the reduced volume of loans sold.

         NON-INTEREST EXPENSE. Non-interest expense increased by $1.4 million, or 20.1%, to $8.2 million in fiscal year 2005 compared to $6.8 million in fiscal year 2004. The largest component of the increase was in compensation and fringe benefits. Compensation and fringe benefits increased $717,000, or 15.7%, to $5.3 million for fiscal year 2005 from $4.6 million in fiscal year 2004. This increase was primarily due to increases in SERP expense of $255,000, ESOP expense of $147,000 and $215,000 for compensation expense, which included hiring additional staff and general salary increases for officers and employees. In addition, professional fees increased $316,000 and data processing fees increased $152,000 in fiscal year 2005.

         INCOME TAXES. Income tax expense was $2.2 million for fiscal year 2005, a decrease of $267,000, when compared to $2.4 million for fiscal year 2004. The effective tax rate decreased to 36.5% in fiscal year 2005, as compared to 37.3% in fiscal year 2004, due to lower state and local taxes in fiscal year 2005.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

         NET INCOME. Net income increased $353,000, or 9.4%, to $4.1 million for fiscal year 2004 from $3.7 million for fiscal year 2003. The increase was primarily the result of increases in net interest income and non-interest income, offset in part by an increase in total non-interest expense and income tax expense.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income increased by $836,000, or 7.9%, to $11.4 million for fiscal year 2004 from $10.6 million for fiscal year 2003. The increase was caused primarily by a 12 basis points improvement in our net interest rate spread to 3.80% for fiscal year 2004 from 3.68% for fiscal year 2003, as the interest paid on our deposits and borrowings decreased by $457,000 and the interest earned on our assets increased by $379,000.

         INTEREST INCOME. Interest income increased $379,000, or 2.5%, to $15.4 million for fiscal year 2004 from $15.1 million for fiscal year 2003, as the increase in interest income on investments offset a modest decrease in interest income on loans. Interest income on loans decreased by $95,000, or 0.8%, to $11.6 million for fiscal year 2004 from $11.7 million in fiscal year 2003, reflecting a 19 basis points decrease in the average yield on loans to 7.32% in fiscal year 2004 from 7.51% for fiscal year 2003. This decrease in average yield on loans was partially offset by a $2.7 million, or 1.7%, increase in the average balance of loans to $159.1 million for fiscal year 2004 from $156.4 million for fiscal year 2003. Interest income on investment securities and other interest-earning assets increased by $474,000, or 14.2%, to $3.8 million for fiscal year 2004 from $3.3 million for fiscal year 2003. This increase reflected an 11 basis points increase in the average yield on investment securities and other interest-earning assets to 2.91% in fiscal year 2004 from 2.80% in fiscal year 2003, and an $11.7 million, or 9.8%, increase in the average balance of investment securities and other interest-earning assets to $130.3 million in fiscal year 2004 from $118.6 million in fiscal year 2003. The yield on our investment securities in 2003 was negatively affected by the accelerated write-offs of premiums on our mortgage-backed securities caused by a higher rate of prepayments on the underlying mortgages in fiscal year 2003 compared to fiscal year 2004.

         INTEREST EXPENSE. Interest expense declined $457,000, or 10.1%, to $4.1 million for fiscal year 2004 from $4.5 million in fiscal year 2003. The decrease in interest expense reflected a 26 basis points decrease in the cost of interest-bearing deposits to 1.52% for fiscal year 2004 from 1.79% for fiscal year 2003, which was only partially offset by a $10.7 million, or 4.4%, increase in the average balance of interest-bearing deposits to $254.9 million in fiscal year 2004 from $244.2 million in fiscal year 2003. The effect of lower interest rates paid on our deposits was to decrease interest expense by $601,000. The decrease in interest expense on deposits reflected lower market interest rates generally during the first half of calendar year 2004 compared to calendar year 2003. Interest expense on savings accounts decreased by $159,000, or 20.3%, to $624,000 for fiscal year 2004 from $783,000 for fiscal year 2003 as the average yield on savings accounts decreased by 22 basis points to 0.66% in fiscal year 2004 from 0.88% in fiscal year 2003. This decrease was only partially offset by a $4.6 million, or 5.1%, increase in the average balance of savings accounts to $94.0 million for fiscal year 2004 from $89.4 million for fiscal year 2003. Interest expense on money market/NOW accounts decreased by $42,000, or 17.1%, to $204,000 for fiscal year 2004 from $246,000 for fiscal year 2003, as the average yield decreased by 15 basis points to 0.43% in fiscal year 2004 from 0.58% in fiscal year 2003. This decrease was only partially offset by a $4.9 million, or 11.5%, increase in the average balance of such accounts to $47.6 million in fiscal year 2004 from $42.7 million in fiscal year 2003. Interest expense on certificates of deposit decreased by $296,000, or 8.9%, to $3.0 million for fiscal year 2004 from $3.3 million for fiscal year 2003, as the average yield on certificates of deposit decreased by 30 basis points to 2.68% in fiscal year 2004 from 2.98% in fiscal year 2003. This decrease was only partially offset by a $1.3 million, or 1.1%, increase in the average balance of certificates of deposit to $113.3 million for fiscal year 2004 from $112.1 million for fiscal year 2003. Interest expense on Federal Home Loan Bank advances increased by $40,000, or 27.6%, to $185,000 in fiscal year 2004 from $145,000 in fiscal year 2003, as average Federal Home Loan Bank advances increased by $2.6 million, or 42.8%, to $8.5 million in fiscal year 2004 from $6.0 million in fiscal year 2003. This increase was only partially offset by a 26 basis points decrease in the average cost of Federal Home Loan Bank advances to 2.17% in fiscal year 2004 from 2.43% in fiscal year 2003.

         PROVISION FOR LOAN LOSSES. Our provision for loan losses was $72,000 in fiscal year 2004 and $128,000 in fiscal year 2003. While our provision for loan losses increased for each of our multi-family, commercial real estate and construction loan portfolios during the fiscal year, our overall provision for loan losses decreased due to the continuing positive performance of the overall loan portfolio as well as the decrease in the provision for loan losses specifically related to our one- to four-family loans. Specifically, we had no charge-offs during the fiscal year despite the increase in our total loans, indicating that our multi-family, commercial real estate and construction loan portfolios continued to mature in a positive manner. The provision for loan losses reflects our recent emphasis on multi-family, commercial real estate and construction lending, as well as the performance of the loan portfolio and the allowance for loan losses as a percentage of total loans. Our non-performing loans in non-accrual status totaled $13,000 at both September 30, 2004 and 2003. The allowance for loan losses at September 30, 2004 represented 0.56% of total loans, compared to 0.57% of total loans at September 30, 2003. There were no loan charge-offs in fiscal years 2004 and 2003.

         NON-INTEREST INCOME. Non-interest income increased by $194,000, or 10.5%, to $2.0 million for fiscal year 2004 from $1.8 million for fiscal year 2003. The increase was primarily the result of a $428,000 increase in banking fees and service charges due primarily to our increase in multi-family, commercial real estate and construction lending, which was offset in part by a $178,000 decrease in net gain on the sale of loans held for sale and a $60,000 decrease in other non-interest income. Other non-interest income that the Bank earns includes commissions on teller checks, money orders and safe-deposit boxes, debit card charges, ATM charges, insurance commissions, and miscellaneous other items.

         NON-INTEREST EXPENSE. Non-interest expense increased by $303,000, or 4.6%, to $6.8 million in fiscal year 2004 from $6.5 million in fiscal year 2003. The largest increases occurred in compensation and fringe benefits which increased $294,000, or 6.9%, to $4.6 million for fiscal year 2004. Normal merit increases and increased staff accounted for this increase, supplemented by increases in medical insurance costs and director fees. This increase was offset in part by a reduction in 2004 in executive retirement and pension expenses. Other non-interest expenses that we incur include audit fees, legal expenses, telephone charges, office supplies, equipment service contracts, ATM card expenses, service fees for online accounting, outside service fees, supervisory exam fees, and various other miscellaneous items.

         INCOME TAXES. Income tax expense was $2.4 million for fiscal year 2004, an increase of $430,000, or 21.4%, compared to $2.0 million for fiscal year 2003. The effective tax rate was 37.3% in fiscal year 2004 compared to 34.9% in fiscal year 2003, principally due to higher state and local taxes in fiscal year 2004.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of September 30, 2005. All average balances are daily average balances at and for the year ended September 30, 2005 and monthly average balances at and for the years ended September 30, 2004 and September 30, 2003. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

                                                                  YEARS ENDED SEPTEMBER 30,
                                  AT SEPTEMBER 30,         --------------------------------------
                                        2005                              2005
                              ------------------------     -------------------------------------
                              OUTSTANDING                  AVERAGE
                                BALANCE     YIELD/COST     BALANCE       INTEREST    YIELD/ COST
                                -------     ----------     -------       --------    -----------
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans......................   $   205,188        7.11%   $   178,026   $    12,931        7.26%
Investment securities and
   other interest-earning
   assets..................       119,641        3.67        135,789         4,392        3.23
                              -----------                -----------   -----------
   Total interest-earning
     assets................       324,829        5.84        313,815        17,323        5.52
Noninterest-earning assets.        16,029                     12,453
                              -----------                -----------
   Total assets............   $   340,858                $   326,268
                              ===========                ===========

Interest-bearing
liabilities:
Savings accounts...........   $    87,039        1.02    $    91,094           851        0.93
Money market/NOW accounts..        40,982        0.44         44,447           214        0.48
Certificates of deposit....       123,613        3.49        116,160         3,554        3.06
                              -----------                -----------   -----------
   Total interest-bearing
     deposits..............       251,634        2.14        251,701         4,619        1.84
FHLB advances..............         8,107        4.07          9,369           277        2.96
                              -----------                -----------   -----------
   Total interest-bearing
     liabilities...........       259,741        2.20        261,070         4,896        1.88
Noninterest-bearing
   liabilities.............         5,908                     11,856
                              -----------                -----------
   Total liabilities.......       265,649                    272,926
Retained earnings..........        75,209                     53,342
                              -----------                -----------
   Total liabilities and
     retained earnings.....   $   340,858                $   326,268
                              ===========                ===========

Net interest income........                                            $    12,427
                                                                       ===========
Interest rate spread.......                      3.64%                                    3.64%
 Net interest-earning
   assets..................   $    64,988                $    52,745
                              ===========                ===========
Net interest margin........                                                               3.96%
Interest-earning assets to
   interest-bearing
   liabilities.............                    125.01%                                  120.20%

                                                            YEARS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
                                             2004                                     2003
                              ------------------------------------     ------------------------------------
                              AVERAGE                                  AVERAGE
                              BALANCE      INTEREST    YIELD/ COST     BALANCE      INTEREST    YIELD/ COST
                              -------      --------    -----------     -------      --------    -----------
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans......................     159,106   $    11,651       7.32%    $   156,447   $    11,746       7.51%
Investment securities and
   other interest-earning
   assets..................     130,294         3,797       2.91         118,637         3,323       2.80
                              ---------   -----------                -----------   -----------
   Total interest-earning
     assets................     289,400        15,448       5.34         275,084        15,069       5.48
Noninterest-earning assets.      12,782                                   10,653
                              ---------                              -----------
   Total assets............     302,182                              $   285,737
                              =========                              ===========

Interest-bearing
liabilities:
Savings accounts...........      93,986           624       0.66     $    89,397           783       0.88
Money market/NOW accounts..      47,586           204       0.43          42,691           246       0.58
Certificates of deposit....     113,349         3,039       2.68         112,080         3,335       2.98
                              ---------   -----------                -----------   -----------
   Total interest-bearing
     deposits..............     254,921         3,867       1.52         244,168         4,364       1.79
FHLB advances..............       8,526           185       2.17           5,969           145       2.43
                              ---------   -----------                -----------   -----------
   Total interest-bearing
     liabilities...........     263,447         4,052       1.54         250,137         4,509       1.80
Noninterest-bearing
   liabilities.............       4,206                                    5,144
                              ---------                              -----------
   Total liabilities.......     267,653                                  255,281
Retained earnings..........      34,529                                   30,456
                              ---------                              -----------
   Total liabilities and
     retained earnings.....     302,182                              $   285,737
                              =========                              ===========

Net interest income........               $    11,396                              $    10,560
                                          ===========                              ===========
Interest rate spread.......                                 3.80%                                    3.68%
 Net interest-earning
   assets..................      25,953                              $    24,947
                              =========                              ===========
Net interest margin........                                 3.94%                                    3.84%
Interest-earning assets to
   interest-bearing
   liabilities.............                               109.85%                                  109.97%

RATE/VOLUME ANALYSIS

         The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                             YEARS ENDED SEPTEMBER 30,              YEARS ENDED SEPTEMBER 30,
                                                    2005 VS. 2004                          2004 VS. 2003
                                       ------------------------------------   ------------------------------------
                                       INCREASE (DECREASE) DUE               INCREASE (DECREASE) DUE
                                                  TO                                     TO
                                       -----------------------                -----------------------
                                         VOLUME        RATE         NET         VOLUME        RATE         NET
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Loans receivable..................  $    1,375   $      (95)  $    1,280   $      201   $     (296)  $      (95)
   Investment securities and other
     interest-earning assets.........         178          417          595          338          136          474
                                       ----------   ----------   ----------   ----------   ----------   ----------

     Total interest-earning assets...       1,553          322        1,875          539         (160)         379
                                       ----------   ----------   ----------   ----------   ----------   ----------

INTEREST-BEARING LIABILITIES:
   Savings accounts..................         (27)         254          227           40         (199)        (159)
   Money market/NOW accounts.........         (14)          24           10           26          (68)         (42)
   Certificates of deposit...........          84          431          515           38         (334)        (296)
                                       ----------   ----------   ----------   ----------   ----------   ----------
     Total interest-bearing deposits.          43          709          752          104         (601)        (497)

   FHLB advances.....................          25           67           92           57          (17)          40
                                       ----------   ----------   ----------   ----------   ----------   ----------

     Total interest-bearing
       liabilities...................          68          776          844          161         (618)        (457)
                                       ----------   ----------   ----------   ----------   ----------   ----------

Net change in net interest income....  $    1,485   $     (454)  $    1,031   $      378   $      458   $      836
                                       ==========   ==========   ==========   ==========   ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

         We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

         Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

         A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2005, $8.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, we sell longer-term mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets our operational and financial needs. In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $12.5 million at September 30, 2005. As of September 30, 2005, we had $8.1 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $74.6 million.

         At September 30, 2005, we had $77.8 million in loan commitments outstanding, which included $19.4 million in undisbursed construction loans, $1.0 million in unused home equity lines of credit, and $57.4 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of September 30, 2005 totaled $53.7 million, or 56.3% of certificates of deposit. The large percentage of certificates of deposits that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         As reported in the consolidated statements of cash flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash (used in) provided by operating activities was $(3.6) million, $11.1 million, and $8.1 million for the years ended September 30, 2005, 2004, and 2003, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods, the most significant of which are originations and sales of loans held-for-sale. The net effect of such originations and sales was a cash inflow of $6.5 million in fiscal year 2004 and $3.1 million in fiscal year 2003, compared to a net cash outflow of $8.6 million in fiscal year 2005. Net cash used in investing activities was $23.4 million, $40.0 million, and $22.1 million in fiscal years 2005, 2004 and 2003, respectively, principally reflecting our loan and investment security activities in the respective periods. In fiscal 2005, the cash flows generated from financing activities were utilized for loan originations and investment purchases. Investment security cash flows had the most significant effect, as net cash utilized in purchases (net of sales, principal repayments and maturities) amounted to $24.3 million and $15.0 million in the years ended September 30, 2004 and 2003, respectively. Net proceeds of $37.9 million from our common stock issuance in 2005 comprised most of our financing activities which resulted in net cash provided of $27.4 million in fiscal year 2005, $10.8 million in fiscal year 2004 and $10.4 million in fiscal year 2003. The net effect of our operating, investing and financing activities was to decrease our cash and cash equivalents from $29.6 million at the beginning of fiscal year 2003 to $8.4 million at the end of fiscal year 2005.

         The following table presents our contractual obligations as of September 30, 2005.

                                                                            PAYMENTS DUE BY PERIOD
                                                            ---------------------------------------------------------
                                                              LESS THAN       ONE TO        THREE TO     MORE THAN 5
CONTRACTUAL OBLIGATIONS                           TOTAL        ONE YEAR     THREE YEARS    FIVE YEARS       YEARS
----------------------------------------     -------------  -------------  ------------  -------------  -------------
                                                                          (IN THOUSANDS)


Borrowings..............................     $       8,107  $       2,250  $      3,918  $       1,439  $         500
Operating lease obligations (1).........             4,952            348           795            973          2,836
                                             -------------  -------------  ------------  -------------  -------------
   Total................................     $      13,059  $       2,598  $      4,713  $       2,412  $       3,336
                                             =============  =============  ============  =============  =============

--------------------
(1) Payments are for lease of real property.

         In addition, as part of the reorganization and stock offering, the employee stock ownership plan trust borrowed funds from the Company to purchase a number of shares equal to 8% of the common stock issued in the stock offering.

         OFF-BALANCE SHEET ARRANGEMENTS. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transaction involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 13 of the notes to the consolidated financial statements.

         For fiscal year 2005, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         GENERAL. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has approved guidelines for managing the interest rate risk inherent in our assets and liabilities, given our business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the audit committee of the board of directors meets as needed to review our asset/liability policies and interest rate risk position.

         We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of our certificates of deposit. By investing in short-term, liquid instruments, we believe we are better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of declining interest rates, our strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the offering have increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management has leveraged the capital we received to increase our interest-earning assets. Management intends to lengthen the maturity of our earning assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.

         NET PORTFOLIO VALUE. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

         The table below sets forth, as of September 30, 2005, the latest date for which the Office of Thrift Supervision has provided the Bank an interest rate sensitivity report of its net portfolio value and the estimated changes in the Bank's net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                                          NPV AS A PERCENTAGE OF
                                                                       PRESENT VALUE OF ASSETS (3)
                                         ESTIMATED INCREASE           ------------------------------
  CHANGE IN                               (DECREASE) IN NPV                             INCREASE
INTEREST RATES         ESTIMATED        ---------------------         NPV RATIO        (DECREASE)
(BASIS POINTS) (1)       NPV (2)        AMOUNT        PERCENT            (4)         (BASIS POINTS)
------------------       -------        ------        -------            ---         --------------
                                               (DOLLARS IN THOUSANDS)
    +300             $    57,104   $    (7,844)         (12)%           17.09%            (62)
    +200                  59,901        (5,046)          (8)%           17.70%           (102)
    +100                  62,768        (2,180)          (3)%           18.30%            (42)
       0                  64,948            --           --             18.72%             --
    (100)                 65,853           906            1%            18.82%             11
    (200)                 65,157           210            0%            18.55%            (17)

--------------------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.
(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)  NPV Ratio represents NPV divided by the present value of assets.

         The table above indicates that at September 30, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 1% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 8% decrease in net portfolio value. Our interest rate risk management policy in the low interest rate environment that has existed in recent years has emphasized maintaining a significant percentage of our assets in cash and cash equivalents, shorter-term securities and mortgage-related securities that provide significant cash flows. The effect of this policy has been to reduce our level of net interest income. We have been willing to accept reduced levels of income in the current low interest rate environment in order to be better positioned to reinvest our assets in longer-term, higher yielding investments as interest rates rise.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following are included in this item:

         (a)      Report of Independent Registered Public Accounting Firm

         (b)      Consolidated Financial Statements:

                  1. Consolidated Statements of Financial Condition as of September 30, 2005 and 2004.

                  2. Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003.

                  3. Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2005, 2004 and 2003.

                  4. Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003.

                  5.       Notes to Consolidated Financial Statements.

         The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.


                                       BROOKLYN FEDERAL BANCORP, INC.
                                               AND SUBSIDIARY

                                 Index to Consolidated Financial Statements

                                                                                                      Page

Report of Independent Registered Public Accounting Firm                                                 55

Consolidated Statements of Financial Condition at September 30, 2005 and 2004                           56

Consolidated Statements of Income for the Years Ended September 30, 2005, 2004 and 2003                 57

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30,
2005, 2004 and 2003                                                                                     58

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003             59

Notes to Consolidated Financial Statements                                                              60

All schedules are omitted because the required information is not applicable or is included in the consolidated financial statements and related notes.


                                                     54

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Brooklyn Federal Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Brooklyn Federal Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Federal Bancorp, Inc. and Subsidiary as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
December 22, 2005

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                           September 30, 2005 and 2004
             (In thousands, except per share amounts and share data)

                                 Assets                                           2005                 2004
                                                                           ------------------   ------------------
Cash and due from banks (including interest-earning balances of $5,531
   and $3,021, respectively)............................................   $            8,384   $            7,904
Certificates of deposit.................................................                9,268                6,871
Securities available-for-sale...........................................                4,190                4,093
Securities held-to-maturity:
   Mortgage-backed securities (estimated fair value of $93,884 and
      $110,764, respectively)...........................................               95,964              113,083
   Other (estimated fair value of $3,569 and $4,004, respectively)......                3,610                4,013
Loans held-for-sale.....................................................                8,603                   --
Loans receivable........................................................              196,585              163,947
   Less: Allowance for loan losses......................................                1,321                  920
                                                                           ------------------   ------------------
      Loans receivable, net.............................................              195,264              163,027
Federal Home Loan Bank of New York ("FHLB") stock, at cost..............                1,002                1,096
Accrued interest receivable.............................................                1,470                1,276
Premises and equipment, net.............................................                1,542                1,500
Bank-owned life insurance...............................................                8,280                3,023
Prepaid expenses and other assets.......................................                3,281                2,949
                                                                           ------------------   ------------------
          Total assets..................................................   $          340,858   $          308,835
                                                                           ==================   ==================

                  Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Demand accounts...................................................   $          128,021   $          143,427
      Certificates of deposit...........................................              123,613              113,123
                                                                           ------------------   ------------------
          Total deposits................................................              251,634              256,550
   Borrowings:
      Short-term FHLB advances..........................................                2,250                7,331
      Long-term FHLB advances...........................................                5,857                2,900
   Advance payments by borrowers for taxes and insurance................                2,118                2,404
   Accrued expenses and other liabilities...............................                3,790                3,057
                                                                           ------------------   ------------------
          Total liabilities.............................................              265,649              272,242
                                                                           ------------------   ------------------

Commitments and contingencies (note 13)

Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized; none
     issued.............................................................                   --                   --
   Common stock, $0.01 par value, 20,000,000 shares authorized;
     13,225,000 issued and outstanding as of September 30, 2005.........                  132                   --
   Additional paid-in capital...........................................               37,773                   --
   Retained earnings-substantially restricted...........................               40,388               36,608
   Unallocated common stock held by employee stock ownership plan
      ("ESOP")..........................................................               (3,038)                  --
   Accumulated other comprehensive loss:
      Net unrealized loss on securities, net of tax.....................                  (46)                 (15)
                                                                           ------------------   ------------------
          Total stockholders' equity....................................               75,209               36,593
                                                                           ------------------   ------------------
          Total liabilities and stockholders' equity....................   $          340,858   $          308,835
                                                                           ==================   ==================

See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  Years ended September 30, 2005, 2004 and 2003
             (In thousands, except per share amounts and share data)

                                                                   2005               2004              2003
                                                             ---------------    ---------------   ---------------
Interest income:
     First mortgage and other loans.......................   $        12,931    $        11,651   $        11,746
     Mortgage-backed securities...........................             3,535              3,242             2,795
     Other securities and interest-earning assets.........               857                555               528
                                                             ---------------    ---------------   ---------------
        Total interest income.............................            17,323             15,448            15,069

Interest expense:
     Deposits.............................................             4,619              3,867             4,364
     Borrowings...........................................               277                185               145
                                                             ---------------    ---------------   ---------------
        Total interest expense............................             4,896              4,052             4,509

        Net interest income before provision for loan
        losses............................................            12,427             11,396            10,560
Provision for loan losses.................................               402                 72               128
                                                             ---------------    ---------------   ---------------
        Net interest income after provision for loan losses           12,025             11,324            10,432

Non-interest income:
     Banking fees and service charges.....................             1,469              1,326               898
     Net gain on sale of loans held-for-sale..............                16                 96               274
     Other................................................               655                622               678
                                                             ---------------    ---------------   ---------------
        Total non-interest income.........................             2,140              2,044             1,850

Non-interest expense:
     Compensation and fringe benefits.....................             5,289              4,572             4,278
     Occupancy and equipment..............................               945                874               809
     Other................................................             1,980              1,394             1,450
                                                             ---------------    ---------------   ---------------
        Total non-interest expense........................             8,214              6,840             6,537

        Income before provision for income taxes..........             5,951              6,528             5,745
Provision for income taxes................................             2,171              2,438             2,008
                                                             ---------------    ---------------   ---------------
        Net income........................................   $         3,780    $         4,090   $         3,737
                                                             ===============    ===============   ===============

     Earnings per share from date of initial stock
       offering (April 5, 2005):
        Basic.............................................   $          0.15    $           N/A   $           N/A
        Diluted...........................................   $          0.15    $           N/A   $           N/A

     Average common shares outstanding:
        Basic.............................................        12,913,342                N/A               N/A
        Diluted...........................................        12,913,342                N/A               N/A

See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended September 30, 2005, 2004 and 2003
                        (In thousands, except share data)

                                                                                           Unallocated
                                                                               Retained      Common        Accumulated
                                                               Additional      Earnings-      Stock          Other
                                                    Common       Paid-in     Substantially   Held by    Comprehensive
                                                     Stock       Capital      Restricted       ESOP           Loss          Total
                                                   --------      --------      --------      --------       --------       --------
Balance September 30, 2002 ..................      $     --      $     --      $ 28,781      $     --       $      1       $ 28,782

Comprehensive income:

    Net income ..............................            --            --         3,737            --             --          3,737
    Net unrealized loss on
      securities ............................            --            --            --            --            (12)           (12)
                                                                                                                           --------
        Comprehensive income ................                                                                                 3,725
                                                   --------      --------      --------      --------       --------       --------

Balance September 30, 2003 ..................            --            --        32,518            --            (11)        32,507

Comprehensive income:
    Net income ..............................            --            --         4,090            --             --          4,090
    Net unrealized loss on
      securities ............................            --            --            --            --             (4)            (4)
                                                                                                                           --------
        Comprehensive income ................                                                                                 4,086
                                                   --------      --------      --------      --------       --------       --------

Balance September 30, 2004 ..................            --            --        36,608            --            (15)        36,593

Comprehensive income:
    Net income ..............................            --            --         3,780            --             --          3,780
    Net unrealized loss on
      securities ............................            --            --            --            --            (31)           (31)
                                                                                                                           --------
        Comprehensive income ................                                                                                 3,749
    Sale of 3,967,500 shares of
     common stock in the initial
     public offering and issuance
     of 9,257,500 shares to the
     mutual holding company .................           132        37,762            --            --             --         37,894
    Purchase of common stock
      (317,400 shares) by the
      ESOP ..................................            --            --            --        (3,174)            --         (3,174)
    ESOP shares committed to be
      released ..............................            --            11            --           136             --            147
                                                   --------      --------      --------      --------       --------       --------

Balance September 30, 2005 ..................      $    132      $ 37,773      $ 40,388      $ (3,038)      $    (46)      $ 75,209
                                                   ========      ========      ========      ========       ========       ========

See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 2005, 2004 and 2003
                                 (In thousands)

                                                                                             2005            2004           2003
                                                                                        ------------   ------------    ------------
Cash flow from operating activities:
   Net income.......................................................................    $      3,780   $      4,090    $      3,737
                                                                                        ------------   ------------    ------------
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     ESOP expense...................................................................             147             --              --
     Depreciation and amortization..................................................             332            245             235
     Provision for loan losses......................................................             402             72             128
     Income from bank-owned life insurance..........................................            (169)          (122)           (126)
     Increase (decrease) in deferred loan fees, net.................................              95           (231)           (165)
     Amortization of premiums, net of accretion of discounts........................             304            489           1,088
     Originations of loans held-for-sale............................................         (11,382)        (3,763)        (17,150)
     Proceeds from sales of loans held-for-sale.....................................           2,795         10,261          20,250
     Net gain on sales of loans held-for-sale.......................................             (16)           (96)           (274)
     (Increase) decrease in accrued interest receivable.............................            (194)          (232)            247
     Deferred income tax benefit....................................................            (436)           (14)           (203)
     Net loss on sales of securities available-for-sale.............................              --              7              14
     Decrease (increase) in prepaid expenses and other assets.......................             104           (977)           (235)
     Increase in accrued expenses and other liabilities.............................             722          1,137             591
                                                                                        ------------   ------------    ------------
          Net cash (used in) provided by operating activities.......................          (3,516)        10,866           8,137
                                                                                        ------------   ------------    ------------

Cash flows from investing activities:
   Loan originations in excess of repayments........................................         (39,624)       (28,288)         (9,460)
   Proceeds from sale of loan participation interests...............................           8,779         21,419           2,646
   Purchases of loans receivable....................................................          (1,889)        (1,559)             --
   Principal repayments on mortgage-backed securities held-to-maturity..............          31,909         40,900         118,700
   Purchases of mortgage-backed securities held-to-maturity.........................         (15,006)       (62,513)       (136,005)
   Maturities and principal pay downs of other securities held-to-maturity..........             315            490             111
   Purchases of other securities held-to-maturity...................................              --         (3,137)            (36)
   Purchases of securities available-for-sale.......................................            (117)        (8,239)         (8,968)
   Sales of securities available-for-sale...........................................              --          8,158          11,210
   Purchase of time deposits and certificates.......................................          (2,991)        (6,871)             --
   Maturity of time deposits and certificates.......................................             594             --              --
   Sale (purchase) of FHLB stock....................................................              94            314             (76)
   Purchases of bank-owned life insurance...........................................          (5,088)           (88)            (81)
   Purchases of premises and equipment..............................................            (374)          (410)           (105)
                                                                                        ------------   ------------    ------------
          Net cash used in investing activities.....................................         (23,398)       (39,824)        (22,064)
                                                                                        ------------   ------------    ------------

Cash flows from financing activities:
   (Decrease) increase in deposits..................................................          (4,916)         6,883          10,207
   Net decrease in short-term FHLB advances.........................................          (5,081)           (74)         (2,997)
   Long-term FHLB advances..........................................................           2,957          3,600           3,250
   (Decrease) increase in advance payments by borrowers for taxes and insurance.....            (286)           347             (49)
   Net proceeds from common stock issuance..........................................          37,894             --              --
   Loan to ESOP for purchase of common stock........................................          (3,174)            --              --
                                                                                        ------------   -------------   -------------
          Net cash provided by financing activities.................................          27,394         10,756          10,411
                                                                                        ------------   ------------    ------------

          Net increase (decrease) in cash and cash equivalents......................             480        (18,202)         (3,516)
   Cash and cash equivalents at beginning of year...................................           7,904         26,106          29,622
                                                                                        ------------   ------------    ------------
   Cash and cash equivalents at end of year.........................................    $      8,384   $      7,904    $     26,106
                                                                                        ============   ============    ============

   Supplemental disclosure of cash flow information:
      Cash paid during the year for:
        Interest ...................................................................    $      4,896   $      4,052    $      4,509
        Taxes.......................................................................           2,845          2,132           2,292

See accompanying notes to consolidated financial statements.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

(1)  Reorganization and Stock Offering

     On April 5, 2005, Brooklyn Federal Savings Bank (the "Bank") completed its reorganization into a mutual holding company structure (the "Reorganization"). As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). The Bank became the wholly-owned subsidiary of Brooklyn Federal Bancorp, Inc., a federal corporation (the "Company"), which became the majority-owned subsidiary of Brooklyn Bancorp, MHC (the "Mutual Holding Company"). The Company issued a total of 13,225,000 common shares on April 5, 2005, consisting of 3,967,500 shares (30%) sold to the public (the "Offering") and 9,257,500 shares (70%) issued to the Mutual Holding Company. The gross proceeds from the offering were approximately $39.7 million, less offering costs of approximately $1.8 million.

(2)  Nature of Business and Summary of Significant Accounting Policies

     The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area (Brooklyn, Nassau and Suffolk, New York) and investing those funds principally in mortgage loans secured by one-to-four family residences, multi-family properties and commercial properties, and in mortgage-backed securities. Substantially all of the Bank's loans are collateralized or dependent on real estate.

     Deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Bank's and the Company's primary regulator is the Office of Thrift Supervision ("OTS").

     (a)  Basis of Presentation

          The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries (collectively, the "Company"). The Bank's wholly-owned subsidiaries are Thrift Investors Service Corporation ("TISCO"), 3D Holding Corp., Inc., and BFS REIT, Inc. ("BFS REIT"), a real estate investment trust formed to hold mortgage-related assets. TISCO's wholly owned subsidiary, BFS Agency, provides insurance services to the customers of the Bank. 3D Holding Corp., Inc., was formed to hold title to certain properties acquired by the Bank through foreclosure. All significant inter-company balances and transactions are eliminated in consolidation.

          The preparation of consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. An estimate that is particularity susceptible to significant near-term changes is the allowance for loan losses, as discussed below.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

          Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     (b)  Cash and Cash Equivalents

          Cash and cash equivalents include cash, due from banks, federal funds sold and term deposits with the Federal Home Loan Bank with original maturities of less than 90 days.

     (c)  Securities

          The Company reports debt and equity securities in one of the following categories: (i) "held-to-maturity" (management has positive intent and ability to hold debt securities to maturity) which are reported at amortized cost adjusted for the amortization of premiums and accretion of discounts; (ii) "trading" (held for current resale) which are reported at fair value, with unrealized gains and losses included in earnings; or (iii) "available-for-sale" (all other debt and equity securities) which are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income (loss), a component of stockholders' equity. The Company classifies its securities in one of these categories based upon determinations made at the time of purchase.

          Premiums and discounts on debt securities are amortized and accreted to interest income using the level-yield method over the term of the security, adjusted for the effect of actual prepayments in the case of mortgage-backed securities. Gains and losses on the sales of securities are recognized when sold using the specific identification method.

          Securities deemed to be other-than-temporarily impaired are written down from their original cost basis to fair value by a charge to current earnings. Management evaluates securities for other-than-temporary impairment on a quarterly basis.

     (d)  Federal Home Loan Bank of New York Stock

          As a member of the Federal Home Loan Bank ("FHLB") of New York, the Bank is required by law to hold a certain amount of FHLB stock. The stock is a nonmarketable equity security and, accordingly, is recorded at cost.

     (e)  Loan Sales and Syndications

          The Company sells whole loans (principally commercial mortgage and residential mortgage loans) and loan participation interests (principally portions of multi-family, commercial mortgage and construction loans). Sales are generally made on a servicing-retained basis, except for certain sales of whole commercial mortgage loans for which servicing is released to the purchaser. These transactions are accounted for as sales based on application of the criteria set forth in Statement of Financial Accounting Standards

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

          ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These criteria provide that the Company, as transferor, must surrender control over the transferred assets (i.e., the loans sold) in order to record a sale. The criteria specify that (i) the transferred assets have been isolated from the transferor (put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership); (ii) each transferee has the right to pledge or exchange the assets it received; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase the assets or an ability to unilaterally cause the holder to return specific assets. For sales of loan participation interests, SFAS No. 140 specifies that the criteria are met if the purchaser has the right to pledge or exchange its participation interests after obtaining the Company's permission to do so (which permission shall not be unreasonably withheld). All of the Company's whole loan and loan participation transactions have met the required criteria and, accordingly, have been accounted for as sales. The principal effects of sales accounting are the derecognition of the whole loans and loan participation interests sold, and the recognition of a gain or loss on sale.

          Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). The cost basis of the loan sold is allocated, based on relative fair values, between the loan sold and the servicing right retained which is included in other assets. All but a minor portion of the Company's loan sales have been made on a non-recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loans. Servicing assets and recourse liabilities on loan sales through September 30, 2005 have had an immaterial effect on the Company's financial position and results of operations. Loan servicing income is reported in non-interest income.

          The Company also engages in loan syndication transactions, which are not transfers of financial assets under SFAS No. 140. A syndication of a loan is distinguished from a loan participation in that, in a syndication, the other lenders are identified prior to loan closing and are committed to fund a portion of the total loan at closing. In a loan participation, however, the other participants purchase a portion of the total loan from the lead lender after the lead lender has closed and funded the entire loan. As the enterprise managing loan syndications, the Company receives loan syndication fees from the borrower and accounts for such fees in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Accordingly, syndication fees are recognized in income when the syndication is complete if the yield on the portion of the loan retained by the Company is at least equal to the average yield earned by the other lenders in the syndication. The Company does not assume any recourse obligations on its loan syndications, as each lender's credit risk is based on its own portion of the loan.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     (f)  Loans Held-for-Sale and Related Commitments

          Loans held-for-sale represent commercial and other mortgage loans originated for sale. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Commitments to originate loans that will be held-for-sale and forward commitments to sell such loans are derivative instruments which are required to be recognized as assets or liabilities at fair value. Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the financial statements. The fair values of these commitments have had an immaterial effect on the Company's financial position and results of operations.

     (g)  Loans Receivable, Net

          Loans receivable are stated at unpaid principal balances adjusted for net deferred loan origination fees and the allowance for loan losses. Loan origination fees, net of certain loan origination costs, are deferred and subsequently recognized in interest income as a yield adjustment using the level-yield method over the contractual life of the loan. When loans are prepaid prior to contractual maturity, any remaining deferred amounts are recognized in interest income. Prepayment penalties are also recognized in interest income, at the time of receipt, when the borrower does not refinance with the Company or when the terms (including effective yield) of a refinanced loan are at least as favorable as the terms of comparable loans to other borrowers of similar creditworthiness.

          Interest is accrued monthly on the outstanding balance of mortgages and other loans unless management considers collection to be doubtful. Loans are generally placed on non-accrual status when principal or interest payments are in arrears ninety days or more. When loans are placed on non-accrual status, interest previously accrued but not received is reversed and charged against current income. Income is subsequently recognized only to the extent cash is received and full collectibility of principal is anticipated.

     (h)  Allowance for Loan Losses

          The allowance for loan losses is established through provisions for losses charged to earnings. Losses on loans (including impaired loans) are charged to the allowance for loan losses when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

          Loans are charged-off in whole or in part when it has been determined that there has been a loss of principal. For real estate secured loans, this determination is normally made in conjunction with a current appraisal analysis. Initial write-downs on foreclosed assets are also charged-off against the allowance for loan losses.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

          Factors considered in management's periodic evaluation of the adequacy of the allowance for loan losses include the Company's historical loss experience, current economic conditions, delinquency statistics, geographic concentrations, the financial strength of the borrower, the estimated value of underlying collateral and the results of internal and external loan reviews. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

          The Company considers a loan to be impaired when, based upon current information and events, it is probable that it will be unable to collect all principal and interest contractually due. The Company applies these criteria primarily to its commercial, multi-family and construction loans on at least a quarterly basis. Impairment is measured as the excess of the loan balance over (i) the present value of the loan's expected future cash flows (including principal and interest) discounted at the loan's effective interest rate or (ii) the fair value of the underlying collateral if the loan is collateral dependent. These impairments are specific allocations within the allowance for loan losses. Impairment criteria generally do not apply to those smaller-balance homogeneous loans that are collectively evaluated for impairment, such as the Company's one-to-four family mortgage loans. These collective evaluations result in general allocations within the allowance for loan losses that are determined by applying loss factors to the loan balances in the various portfolio categories. These loss factors are determined by management in consideration of the degree of credit risk involved in each portfolio category, historical loss experience, current economic conditions, delinquency statistics and geographic concentrations.

     (i)  Premises and Equipment

          Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is provided on a straight-line basis over the estimated useful lives of the related assets, which are 50 years for buildings and 3 to 10 years for furniture and equipment. Amortization of leasehold improvements is recognized on a straight-line basis over the shorter of the terms of the related leases or the estimated useful lives of the assets, resulting in amortization periods ranging from 12 to 15 years.

     (j)  Bank-Owned and Split-Dollar Life Insurance

          The Bank owns life insurance policies on the lives of certain of its officers. The cash surrender value of the policies is recorded as an asset and the change in that value is recorded as non-interest income. Death benefit proceeds received in excess of a policy's cash surrender value are recognized in income upon receipt. Cash surrender values totaling $8,280,000 and $3,023,000 are reflected in the consolidated statements of financial condition as of September 30, 2005 and 2004, respectively. There are no policy loans offset against the cash surrender values or restrictions on the use of the proceeds.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

          The Bank has also entered into agreements with certain of its officers with respect to split-dollar life insurance policies owned by the officer. The Bank pays the policy premiums and holds an assignment of policy proceeds payable at death sufficient to repay all premiums. The amount by which any death benefits exceeds a policy's cash surrender value will be paid to the beneficiary or beneficiaries designated by the Bank officer. Aggregate premiums paid by the Bank of $1,204,000 and $1,188,000 are included in other assets in the consolidated statements of financial condition as of September 30, 2005 and 2004, respectively.

     (k)  Income Taxes

          Using the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     (l)  Comprehensive Income

          Comprehensive income consists of net income and the change in net unrealized appreciation or depreciation in the fair value of securities available-for-sale, net of taxes.

     (m)  Employee Stock Ownership Plan ("ESOP")

          Compensation expense is recognized for the ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders' equity.

     (n)  Segment Information

          Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     (o)  Earnings Per Share

          Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued. ESOP shares that have not been allocated or committed to be released for allocation are excluded from the number of shares for both basic and diluted EPS.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

(3)  Securities

     Investments in securities available-for-sale and held-to-maturity at September 30, 2005 and 2004 are summarized as follows:

                                                                               2005
                                                  --------------------------------------------------------------
                                                                      Gross           Gross
                                                    Amortized      unrealized       unrealized       Estimated
                                                      cost            gains           losses         fair value
                                                  -------------   -------------   -------------    -------------
                                                                          (In thousands)
        Securities available-for-sale:
          Mutual fund shares                      $       4,265   $          --    $         (75)   $       4,190
                                                  =============   =============    =============    =============

        Securities held-to-maturity:
          Mortgage-backed securities:
              Government-sponsored enterprises    $      78,657   $          13   $      (1,938)   $      76,732
              Government agency                             270               1              --              271
              Private issuers                            17,037              13            (169)          16,881
          Other debt obligations                          3,610               2             (43)           3,569
                                                  -------------   -------------   -------------    -------------
         Total securities held-to-maturity        $      99,574   $          29   $      (2,150)   $      97,453
                                                  =============   =============   =============    =============

                                                                               2004
                                                  --------------------------------------------------------------
                                                                      Gross           Gross
                                                    Amortized      unrealized       unrealized       Estimated
                                                      cost            gains           losses         fair value
                                                  -------------   -------------   -------------    -------------
                                                                          (In thousands)
        Securities available-for-sale:
          Mutual fund shares                      $       4,118   $          --    $         (25)   $       4,093
                                                  =============   =============    =============    =============

        Securities held-to-maturity:
          Mortgage-backed securities:
              Government-sponsored enterprises    $     104,725   $         199   $      (2,571)   $     102,353
              Government agency                             270              76              --              346
              Private issuers                             8,088              34             (57)           8,065
          Other debt obligations                          4,013              16             (25)           4,004
                                                  -------------   -------------   -------------    -------------
        Total securities held-to-maturity         $     117,096   $         325   $      (2,653)   $     114,768
                                                  =============   =============   =============    =============

     All of the Company's mortgage-backed securities were acquired by purchase (none resulted from retained interests in loans sold or securitized by the Company). Mortgage-backed securities issued by government-sponsored enterprises at September 30, 2005 consist of (i) Freddie Mac securities with an amortized cost of $53,664,000 (compared to $66,501,000 at September 30, 2004) and an estimated fair value of $52,307,000 (compared to $64,776,000 at September 30, 2004) and (ii) Fannie Mae securities with an amortized cost of $24,993,000 (compared to $38,225,000 at September 30, 2004) and an estimated fair value of $24,425,000 (compared to $37,577,000 at September 30, 2004). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company's equity at September 30, 2005. Government agency mortgage-backed securities represent securities issued by Ginnie Mae.

     Proceeds from sales of securities available-for-sale were $0, $8,158,000 and $11,210,000 for the years ended September 30, 2005, 2004 and 2003, respectively, from the sale of mutual fund

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     shares. Sales resulted in gross losses $7,000 in 2004 and $14,000 in 2003. There were no gross gains on these sales.

     At September 30, 2005, the Bank pledged securities of $2.2 million as collateral for advances from the Federal Home Loan Bank of New York ("FHLB-NY").

     There were no sales of securities held to maturity during the years ended September 30, 2005, 2004, and 2003.

     The following is a summary of the amortized cost and estimated fair values of securities held-to-maturity at September 30, 2005, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated prepayments.

                                                                                 Amortized       Estimated fair
                                                                                   cost              value
                                                                              ---------------   ---------------
                                                                                        (In thousands)
        Other debt obligations:
           Less than one year                                                 $         3,210   $         3,167
           Over one to five years                                                         400               402
        Mortgage-backed securities:
           Government-sponsored enterprises                                            78,657            76,732
           Government agency                                                              270               271
           Private issuers                                                             17,037            16,881
                                                                              ---------------   ---------------
              Total securities held-to-maturity                               $        99,574   $        97,453
                                                                              ===============   ===============

     The following tables summarize those securities available-for-sale and held-to-maturity at September 30, 2005 and 2004 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

                                                                  As of September 30, 2005
                                         -------------------------------------------------------------------------
                                           Less than 12 months       12 months or more               Total
                                         -----------------------  ----------------------    ----------------------
                                                         Gross                  Gross                     Gross
                                         Estimated    unrealized  Estimated   unrealized    Estimated   unrealized
                                         fair value     losses    fair value    losses     fair value     losses
                                         ---------     ---------  ---------    ---------    ---------    ---------
                                                                       (In thousands)
        Securities available-for-sale:
           Mutual fund shares            $      --    $      --   $   4,190    $     (75)   $   4,190    $     (75)
                                         =========    =========   =========    =========    =========    =========

        Securities held-to-maturity:
           Mortgage-backed securities:
             Government-sponsored
              enterprises                $   5,756    $     (49)  $  69,486    $  (1,889)   $  75,242    $  (1,938)
             Private issuers                 8,444         (120)      2,554          (49)      10,998         (169)
           Other debt obligations               --           --       3,167          (43)       3,167          (43)
                                         ---------     ---------  ---------    ---------    ---------    ---------
        Total temporarily impaired
           securities held-to-maturity   $  14,200    $    (169)  $  75,207    $  (1,981)   $  89,407    $  (2,150)
                                         =========    =========   =========    =========    =========    =========-

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

                                                                  As of September 30, 2004
                                         -------------------------------------------------------------------------
                                           Less than 12 months       12 months or more               Total
                                         -----------------------  ----------------------    ----------------------
                                                         Gross                  Gross                     Gross
                                         Estimated    unrealized  Estimated   unrealized    Estimated   unrealized
                                         fair value     losses    fair value    losses     fair value     losses
                                         ---------     ---------  ---------    ---------    ---------    ---------
                                                                       (In thousands)
        Securities available-for-sale:
           Mutual fund shares            $   4,093    $     (25)  $      --    $      --    $   4,093    $     (25)
                                         =========    =========   =========    =========    =========    =========

        Securities held-to-maturity:
           Mortgage-backed securities:
             Government-sponsored
               enterprises               $  51,720    $    (886)  $  25,848    $  (1,685)   $  77,568    $  (2,571)
             Private issuers                 3,669          (57)         --           --        3,669          (57)
           Other debt obligations            3,185          (25)         --           --        3,185          (25)
                                         ---------    ---------   ---------    ---------    ---------    ----------
        Total temporarily impaired
           securities held-to-maturity   $  58,574    $    (968)  $  25,848    $  (1,685)   $  84,422    $  (2,653)
                                         =========    =========-  =========    ==========   =========    ==========

     The Bank invests primarily in mortgage-backed securities of U.S. government-sponsored enterprises and, to a lesser extent, U.S. Government agency securities and securities of private issuers. Substantially all of the unrealized losses at September 30, 2005 and 2004 relate to mortgage-backed securities and were caused by increases in market yields subsequent to purchase. There were no securities with unrealized losses that were individually significant at September 30, 2005 and 2004. At September 30, 2005, a total of 20 securities were in a continuous unrealized loss position for less than 12 months, and 50 securities for 12 months or longer (compared to 30 securities and 23 securities, respectively, at September 30, 2004). There were no debt securities past due or securities for which the Bank currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Bank has the ability and intent to hold its debt securities to maturity, thereby recovering the investments without realizing a loss. Based on these facts and circumstances, the Bank did not consider any securities to be other-than-temporarily impaired at September 30, 2005 and 2004.

(4)  Loans, Sales and Syndications

     Loans held-for-sale at September 30, 2005 are summarized as follows:

                                                                         2005
                                                                   ----------------
                                                                    (In thousands)
        Mortgage loans:
          Commercial                                               $          6,058
          Multi-family                                                          850
          Construction                                                          480
          One-to-four family                                                    540
          Land                                                                  675
                                                                   ----------------
              Total                                                $          8,603
                                                                   ================

     The following is a summary, by type of loan, of the principal balances of whole loans and loan participation interests sold during the years ended September 30, 2005, 2004 and 2003. At September 30, 2005, one-to-four family loans involving limited recourse to the Bank amounted to $4,039,000.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

                                                               2005                2004               2003
                                                        ----------------    ----------------    ----------------
                                                                             (In thousands)
        Mortgage loans:
          Multi-family                                  $          1,252    $          3,502    $         16,826
          Commercial                                               5,589              17,220               3,744
          Construction                                             3,075               6,397                 745
          One-to-four family                                       1,385               4,466               1,307
                                                        ----------------    ----------------    ----------------
              Total                                     $         11,301    $         31,585    $         22,622
                                                        ================    ================    ================

     The portion of loans retained by the Bank on sales of participation interests during the years ended September 30, 2005, 2004 and 2003 were $11,569,000, $10,171,000 and $789,000, respectively.

     In loan participation transactions, the Bank originates the full loan amount and subsequently identifies participants that purchase participation interests from the Bank. This differs from loan syndication transactions where, prior to closing the loan, the Bank identifies other lenders who agree to fund a portion of the total loan at closing. The Bank records its share of the loan syndication as a loan receivable. The amounts funded by other lenders are not reflected as loan originations and sales in the Bank's consolidated financial statements.

     The following is a summary of loan syndication transactions completed during the years ended September 30, 2005, 2004 and 2003:

                                                              2005                2004               2003
                                                       ----------------    ----------------    ----------------
                                                                             (In thousands)
        Total loan amounts                             $         55,246    $         39,824    $         27,357
        Less portion funded by other lenders                     30,239              27,371              13,771
                                                       ----------------    ----------------    ----------------
        Loans receivable recorded by the Bank          $         25,007    $         12,453    $         13,586
                                                       ================    ================    ================

     The unpaid principal balances of whole loans and loan participation interests sold by the Bank and serviced for others at September 30, 2005, 2004 and 2003 are summarized as follows:

                                                              2005                2004               2003
                                                       ----------------    ----------------    ----------------
                                                                             (In thousands)
        Mortgage loans:
          Multi-family                                 $           2,152   $           2,272   $           4,839
          Commercial                                              18,601              13,950                   --
          Construction                                             5,644               7,318                 339
          One-to-four family                                       5,241               5,700               1,516
                                                       -----------------   -----------------   -----------------
              Total                                    $          31,638   $          29,240   $           6,694
                                                       =================   =================   =================

     In addition, the Bank serviced syndicated loan balances owned by other lenders totaling $45,895,000, $37,585,000 and $13,278,000 at September 30,
     2005, 2004 and 2003, respectively.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

(5)  Loans Receivable, Net

     The components of the loan portfolio, excluding loans held-for-sale at September 30, 2005 and 2004, are summarized as follows:

                                                                                    2005              2004
                                                                              ---------------   ---------------
                                                                                        (In thousands)
        Mortgage loans:
           One-to-four family                                                 $        54,840   $        57,142
           Multi-family                                                                46,244            35,690
           Commercial                                                                  71,596            54,669
           Construction                                                                20,305            16,425
           Land                                                                         3,570                --
                                                                              ---------------   ---------------
                                                                                      196,555           163,926
                                                                              ---------------   ---------------
        Consumer and other loans:
           Personal loans                                                                 231               114
           Loans secured by deposit accounts                                              167               180
                                                                              ---------------   ---------------
                                                                                          398               294
                                                                              ---------------   ---------------
                Total loans receivable                                                196,953           164,220

        Deferred net loan origination fees                                               (368)             (273)
        Allowance for loan losses                                                      (1,321)             (920)
                                                                              ---------------   ---------------
                Total loans receivable, net                                   $       195,264   $       163,027
                                                                              ===============   ===============

     At September 30, 2005 the Bank pledged $16.0 million in mortgage loans as collateral for borrowings from the FHLB - NY.

     At September 30, 2005 and 2004, loans receivable in non-accrual status were $3.5 million and $13,000, respectively. Interest which would have been recorded on these loans had they been accruing was approximately $209,000 in fiscal 2005 and insignificant in fiscal year 2004. During October 2005, $3.2 million of the $3.5 million in non-accural loans, as of September 30, 2005, were paid off. The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $1.0 million and none at September 30, 2005 and September 30, 2004, respectively. All of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2005 and 2004 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $393,000 during the year ended September 30, 2005, and was insignificant during the years ended September 30, 2004 and 2003.

     The Company's loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in the Company's primary market area of Kings, Nassau and Suffolk Counties of New York. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

         The principal balances of non-accrual loans were as follows:

                                                2005               2004
                                          ----------------   ----------------
                                                     (In thousands)
        One- to four-family residential
           mortgage loans                 $             --   $             13
        Multi-family loans                             282                 --
        Commercial real estate loans                 1,807                 --
        Construction loans                           1,422                 --
                                          ----------------   ----------------
             Total non-accural loans      $          3,511   $             13
                                          ================   ================

     Activity in the allowance for loan losses for each of the years in the three-year period ended September 30, 2005 is summarized below. There were no charge-offs or recoveries during these years, except for a $1,000 consumer loan charge-off in fiscal year 2005. During the month of October 2005, the above-referenced $1.4 million commercial construction loan and the $1.8 million commercial real estate loan were paid off.

                                                              2005                2004               2003
                                                        ----------------    ----------------    ----------------
                                                                             (In thousands)
        Balance, beginning of year                      $            920    $            848    $            720
        Provision for loan losses, net of $1
           charge-off in 2005                                        401                  72                 128
                                                        ----------------    ----------------    ----------------
        Balance, end of year                            $          1,321    $            920    $            848
                                                        ================    ================    ================

(6)  Accrued Interest Receivable

     Accrued interest receivable at September 30, 2005 and 2004 is summarized as follows:

                                                                                2005                   2004
                                                                          ----------------     ----------------
                                                                                        (In thousands)
        First mortgage and other loans                                    $          1,079     $            836
        Mortgage-backed securities                                                      47                   40
        Other securities and interest-earning assets                                   344                  400
                                                                          ----------------     ----------------
                                                                          $          1,470     $          1,276
                                                                          ================     ================

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

(7)  Deposits

     Deposits at September 30, 2005 and 2004 are summarized as follows:

                                                         2005                                 2004
                                          ----------------------------------   ---------------------------------
                                                                     Weighted                             Weighted
                                                                      average                             average
                                                                      stated                              stated
                                                                     interest                            interest
                                            Amount     Percent        rates      Amount     Percent       rates
                                          ----------  --------      --------   ----------  --------     --------
                                                                  (Dollars in thousands)
        Demand accounts:
          Passbook savings accounts       $   87,039     34.59%        1.02%   $   94,151     36.70%       0.77%
          Variable rate money market
           deposit accounts                   11,967      4.76         1.01        22,996      8.96        0.81
          Negotiable order of
           withdrawal (NOW) accounts          29,015     11.53         0.20        26,280     10.24        0.21
                                          ----------  --------                 ----------  --------
                                             128,021     50.88         0.83       143,427     55.90        0.68
                                          ----------  --------                 ----------  --------
        Certificates of deposit:
          1.00% to 1.99%                       6,327      2.51                     49,350     19.24
          2.00% to 2.99%                      27,883     11.08                     22,097      8.61
          3.00% to 3.99%                      56,850     22.59                     15,616      6.09
          4.00% to 4.99%                      27,959     11.11                     17,909      6.98
          5.00% to 5.99%                       3,953      1.57                      4,773      1.86
          6.00% to 6.99%                         641      0.26                      3,378      1.32
                                          ----------  --------                 ----------  --------
                                             123,613     49.12         3.49       113,123     44.10        2.75
                                          ----------  --------                 ----------  --------
                                          $  251,634    100.00%        2.13%   $  256,550    100.00%       1.60%
                                          ==========  ========                 ==========  ========

     Scheduled maturities of certificates of deposit at September 30, 2005 and 2004 are summarized as follows:

                                                         2005                                 2004
                                          -------------------------------      ------------------------------
                                              Amount           Percent             Amount          Percent
                                          --------------     ------------      --------------    ------------
                                                                  (Dollars in thousands)
        Within one year                   $       69,591            56.30%     $       64,891           57.36%
        After one but within two years            26,324            21.29              15,524           13.72
        After two but within three years           8,947             7.24              15,990           14.14
        After three but within four years          8,661             7.01               7,951            7.03
        After four years                          10,090             8.16               8,767            7.75
                                          --------------     ------------      --------------    ------------
                                          $      123,613           100.00%     $      113,123          100.00%
                                          ==============     ============      ==============    ============

     Interest expense on deposits for the years ended September 30, 2005, 2004 and 2003 is summarized as follows:

                                                                2005                2004               2003
                                                          ----------------   ----------------   ----------------
                                                                             (In thousands)
        Demand accounts                                   $          1,065   $            828   $          1,029
        Certificates of deposit                                      3,554              3,039              3,335
                                                          ----------------   ----------------   ----------------
                                                          $          4,619   $          3,867   $          4,364
                                                          ================   ================   ================

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $21,628,000 and $17,150,000 at September 30, 2005
     and 2004, respectively. The FDIC generally insures deposit amounts up to $100,000, as defined in the applicable regulations.

(8)  Borrowings

     The Bank's borrowings at September 30, 2005 and 2004 consist of FHLB-NY advances with interest rates and maturity dates as summarized below. None of these advances are callable by the FHLB-NY prior to maturity.

                                           2005                                         2004
                           ------------------------------------        ------------------------------------
                           Principal         Rate      Maturity        Principal         Rate      Maturity
                           ---------         ----      --------        ---------         ----      --------
                                                             (Dollars in thousands)
                        $         750        3.60%    11/14/2005     $       3,631        2.02%    10/01/2004
                                  500        4.61     02/27/2006             2,500        1.45     02/22/2005
                                  500        3.88     05/15/2006               500        4.13     02/25/2005
                                  500        2.56     09/26/2006               500        1.96     09/26/2005
                                                                               200        2.65     09/30/2005
                        -------------                                -------------
       Short-term               2,250        3.59                            7,331        1.98
                        -------------                                -------------

                                  300        3.10     10/02/2006               500        4.61     02/27/2006
                                  500        4.95     02/26/2007               500        2.56     09/26/2006
                                  250        4.15     05/14/2007               300        3.10     10/02/2006
                                  300        3.46     10/01/2007               500        4.95     02/26/2007
                                  500        3.56     09/26/2008               300        3.46     10/01/2007
                                  300        3.79     09/30/2008               500        3.56     09/26/2008
                                  586        4.00     02/26/2007               300        3.79     09/30/2008
                                  732        4.19     02/25/2008
                                  250        4.29     05/13/2008
                                  200        4.71     09/30/2008
                                  439        4.35     02/25/2009
                                  200        4.61     08/31/2009
                                  500        4.70     09/28/2009
                                  300        4.65     08/30/2010
                                  300        4.67     08/30/2011
                                  200        4.71     08/30/2012
                        -------------
       Long-term                5,857        4.22                            2,900        3.77
                        -------------                                -------------

         Total          $       8,107        4.07%                   $      10,231        2.49%
                        =============                                =============

     As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings of up to approximately $82.7 million at September 30, 2005, in a combination of term advances and overnight funds. The Bank's unused FHLB-NY borrowing capacity was approximately $74.6 million at September 30, 2005.

     Borrowings are secured by the Bank's investment in FHLB-NY stock and by a security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $9.7 million as of September 30, 2005. The Bank satisfied its collateral requirement at September 30, 2005 and 2004.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

(9)  Federal, State, and Local Taxes

     The Bank's provision (benefit) for income taxes included in the consolidated statements of income for the years ended September 30, 2005, 2004 and 2003 are as follows:

                                                                   2005             2004               2003
                                                             --------------    --------------    --------------
                                                                             (In thousands)
        Current tax expense:
           Federal                                           $        2,107    $        2,015    $        1,907
           State and local                                              500               437               303
                                                             --------------    --------------    --------------
             Total current tax expense                                2,607             2,452             2,210
                                                             --------------    --------------    --------------

        Deferred tax benefit:
           Federal                                                     (302)              (12)             (159)
           State and local                                             (134)               (2)              (44)
                                                             --------------    --------------    --------------
             Total deferred tax benefit                                (436)              (14)             (203)
                                                             --------------    --------------    --------------

             Total provision for income taxes                $        2,171    $        2,438    $        2,008
                                                             ==============    ==============    ==============

     The reconciliation of the Bank's U.S. statutory rate to the Bank's effective tax rate for the years ended September 30, 2005, 2004 and 2003 is as follows:

                                                                         2005            2004           2003
                                                                     -----------     -----------    -----------
        Statutory Federal income tax rate                                   34.0%           34.0%          34.0%
        State and local income taxes, net of Federal income tax
        benefits                                                             4.1             4.4            3.0
        Other                                                               (1.6)           (1.1)          (2.1)
                                                                     -----------     -----------    -----------
                     Effective tax rate                                     36.5%           37.3%          34.9%
                                                                     ===========     ===========    ===========

     Beginning with the fiscal year ending September 30, 2005, the Company will file a consolidated Federal income tax return on a September 30 fiscal year basis. The Company also files New York State franchise tax and New York City financial corporation tax returns on a September 30 fiscal year basis. The Company's annual state and city tax liability for each tax year is the greater of a tax based on entire net income, as defined, taxable assets or an alternative tax based on a specified formula. Further, the Company is subject to a metropolitan transportation business tax surcharge based upon New York State tax liability.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are as follows:

                                                                                   2005               2004
                                                                            ----------------    ----------------
                                                                                       (In thousands)
        Deferred tax assets:
          Allowance for loan losses                                         $            582    $            377
          Supplemental retirement plan                                                   344                 208
          Depreciation                                                                   123                 111
          Other                                                                          172                  50
                                                                            ----------------    ----------------
                       Total deferred tax assets                                       1,221                 746

        Deferred tax liabilities:
          Deferred loan costs                                                           (192)               (177)
                                                                            ----------------    ----------------

                       Net deferred tax assets (included in other assets)   $          1,029    $            569
                                                                            ================    ================

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     Management believes that it is more likely than not that the consolidated results of future operations of the Bank will generate sufficient taxable income to realize the deferred tax assets of the Bank. Therefore, a valuation allowance against the gross deferred tax assets was not considered necessary at September 30, 2005 and 2004.

     As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or "recaptured") in the foreseeable future.

     The Bank's base-year tax bad debt reserves totaled $1.6 million for Federal tax purposes and $2.6 million for State tax purposes at September 30, 2005 and 2004. Deferred tax liabilities have not been recognized with respect to these reserves, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of these reserves include failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. Federal base-year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. The unrecognized deferred tax liabilities with respect to the Bank's base-year reserves totaled approximately $0.8 million at both September 30, 2005 and 2004.

(10) Defined Contribution Plan and Supplemental Executive Retirement Plan

     The Company has a non-contributory defined contribution plan which covers all employees with a minimum of two years of service who are at least twenty-one years of age. Contributions are made annually for each employee based upon a fixed percentage of compensation and were $169,000, $96,000 and $95,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

     The Company has also established a Supplemental Executive Retirement Plan, which is a non-qualified plan providing certain executives with supplemental retirement benefits. The periodic pension expense for the supplemental plan amounted to $275,000, $20,000 and $101,000 for the years ended September 30, 2005, 2004 and 2003, respectively. The accrued liability on the supplemental plan was $783,000 and $508,000 at September 30, 2005 and 2004, respectively, all of which is unfunded.

(11) Employee Stock Ownership Plan

     In connection with the Reorganization and Offering in April 2005, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,174,000 from the Company and used the funds to purchase 317,400 shares of common stock as part of the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which has a twenty-year term and bears interest at the prime rate set on November 1st of each year. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares are allocated to other participants in the same proportion as contributions.

     ESOP expense was $147,000 for the period ended September 30, 2005. Through September 30, 2005 a cumulative total of 13,603 shares have been committed to be released for allocation. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders' equity (303,797 shares with a cost of approximately $3,038,000 and fair value of approximately $3,478,000 at September 30, 2005).

(12) Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I risk-based capital to risk-weighted assets, and of leverage and tangible capital to adjusted total assets. Management believes, as of September 30, 2005 and 2004, that the Bank met all capital adequacy requirements to which it was subject.

     As of September 30, 2005, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     The Bank's actual capital amounts and ratios are also presented in the table:

                                                                                                  To be well capitalized
                                                                            For capital          under prompt corrective
                                                   Actual                adequacy purposes          action provisions
                                            -------------------        -------------------         -------------------
                                            Amount        Ratio        Amount        Ratio         Amount        Ratio
                                            ------        -----        ------        -----         ------        -----
                                                                      (Dollars in thousands)
        At September 30, 2005:
           Total risk-based capital
            (to risk weighted assets)    $    59,256       28.2%     $    16,840       8.0%     $    21,050       10.0%
           Tier I risk-based capital
            (to risk weighted assets)         58,102       27.6            8,420       4.0           12,630        6.0
           Tangible capital (to
            tangible assets)                  58,102       17.1            5,111       1.5              N/A        N/A
           Tier I leverage (core)
            capital (to adjusted
            tangible assets)                  58,102       17.1           10,223       3.0           17,038        5.0

        At September 30, 2004:
           Total risk-based capital
            (to risk weighted assets)    $    37,589       22.4%     $    13,403       8.0%     $    16,753       10.0%
           Tier I risk-based capital
            (to risk weighted assets)         36,669       21.9            6,701       4.0           10,052        6.0
           Tangible capital (to
            tangible assets)                  36,669       11.8            4,658       1.5              N/A        N/A
           Tier I leverage (core)
            capital (to adjusted
            tangible assets)                  36,669       11.8            9,316       3.0           15,526        5.0

     The following is a reconciliation of the Bank's equity under generally accepted accounting principles and its regulatory capital amounts at September 30, 2005 and 2004:

                                                                               2005               2004
                                                                         ----------------   ----------------
                                                                                   (In thousands)
        Equity under generally accepted accounting principles            $         58,000   $         36,593
              Net unrealized loss on securities available for sale,
                net of income taxes                                                    46                 15
              Minority interest in consolidated subsidiary                             56                 61
                                                                         ----------------   ----------------
        Tangible capital, Tier I (core) capital and Tier 1 risk-based
        capital                                                                    58,102             36,669
              Allowance for loan losses includable in regulatory
                capital                                                             1,154                920
                                                                         ----------------   ----------------
        Total risk-based capital                                         $         59,256   $         37,589
                                                                         ================   ================

     Dividends

     If the Company pays dividends to its stockholders, it also will be required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends. Any decision to waive dividends will be subject to regulatory approval. Under OTS regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event BFS Bancorp, MHC converts to stock form.

     Dividends from the Company will depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company's loan

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     to the employee stock ownership plan. A regulation of the OTS imposes limitations on "capital distributions" by savings institutions such as the Bank. The Company, however, will not be subject to OTS regulatory restrictions on the payment of dividends.

     Additionally, the Company has committed to the OTS that during the one-year period following the completion of the reorganization and offering, it will not take any action to declare an extraordinary dividend to its stockholders that would be treated by such stockholders as a tax-free return of capital for Federal income tax purposes, without prior approval of the OTS.

(13) Commitments and Contingencies

     In the ordinary course of the Bank's business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings will not have a material effect on the Bank's financial position, results of operations or liquidity position.

     The principal commitments and contingent liabilities of the Bank are discussed below.

     Lease Commitments

     At September 30, 2005, the Bank was obligated under noncancelable operating leases on property used for banking purposes. These leases contain escalation clauses which provide for increased rental expense based upon increases in real estate taxes and in the average consumer price index. Rental expense was $329,000, $330,000 and $286,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

     The projected minimum rental payments by fiscal year under the terms of the leases at September 30, 2005 are approximately as follows:

                           Year                                                            Amount
                         ---------                                                  -------------------
                                                                                       (In thousands)
                         2006                                                       $               348
                         2007                                                                       350
                         2008                                                                       445
                         2009                                                                       482
                         2010                                                                       491
                         Thereafter                                                               2,836
                                                                                    -------------------
                                                                                    $             4,952
                                                                                    ===================

     Loan Commitments

     At September 30, 2005 and 2004, outstanding commitments made by the Bank for commercial and residential mortgages, undisbursed construction loans, and home equity lines of credit approximated $77,808,000 and $43,565,000, respectively. The commitments at September 30, 2005 consisted of adjustable or variable rate commitments of $73,181,000 and fixed-rate commitments of $4,627,000. The fixed-rate commitments carried interest rates ranging from 5.50% to 7.50%. At September 30, 2005 and 2004, none of the Bank's loan origination

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     commitments were for loans to be held for sale. At September 30, 2005 there were $567,000 in commitments to sell whole loans.

     For commitments to originate loans, the Bank's maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments represent exposure to credit risk only to the extent that they are subsequently drawn upon by customers. Some commitments have fixed expirations and, consequently, may not represent future cash requirements. The Bank uses the same credit policies and underwriting standards in making loan commitments as it does for on-balance-sheet instruments. For loan commitments, the Bank would generally be exposed to interest rate risk from the time a commitment is issued with a defined contractual interest rate. Since the Bank's off-balance sheet financial instruments are limited to loan origination commitments that are short term in duration and present nominal credit risk, there was no accrual for credit losses on such instruments at September 30, 2005 and 2004.

(14) Related Party Transactions

     As of September 30, 2005 and 2004, the Bank had approximately $1,534,000 and $1,359,000, respectively, of mortgage loans to its officers and related parties, with interest rates varying from 4.00% to 8.75% at both dates. During the year ended September 30, 2005, related party loans of $288,000 were originated and $89,000 were repaid. All loans mature within 30 years.

(15) Financial Instrument Fair Value Disclosures

     Fair value disclosures are required for financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Bank's consolidated statements of financial condition, as well as certain off-balance sheet items. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     The following table summarizes the carrying value and estimated fair value of the Company's financial instruments at September 30, 2005 and 2004:

                                                                                             2005
                                                                             ----------------------------------
                                                                                                   Estimated
                                                                              Carrying value       fair value
                                                                             ---------------    ---------------
                                                                                        (In thousands)
        Financial assets:
          Cash and due from banks                                            $         8,384    $         8,384
          Certificates of deposit                                                      9,268              9,221
          Securities available-for-sale                                                4,190              4,190
          Securities held-to-maturity                                                 99,574             97,453
          Loans held-for-sale                                                          8,603              8,603
          Loans receivable, net                                                      195,264            199,773
          FHLB stock                                                                   1,002              1,002
          Accrued interest receivable                                                  1,470              1,470

        Financial liabilities:
          Deposits                                                                   251,634            250,930
          Borrowings                                                                   8,107              8,194

                                                                                             2004
                                                                             ----------------------------------
                                                                                                   Estimated
                                                                              Carrying value       fair value
                                                                             ---------------    ---------------
                                                                                        (In thousands)
        Financial assets:
          Cash and due from banks                                            $       7,904      $       7,904
          Certificates of deposit                                                    6,871              6,871
          Securities available-for-sale                                              4,093              4,093
          Securities held-to-maturity                                              117,096            114,768
          Loans receivable, net                                                    163,027            170,214
          FHLB stock                                                                 1,096              1,096
          Accrued interest receivable                                                1,276              1,276

        Financial liabilities:
          Deposits                                                                 256,550            259,188
          Borrowings                                                                10,231             10,239


     The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at September 30, 2005 and 2004:

     (a)  Cash and Due from Banks

          The estimated fair values of cash and due from banks are assumed to equal the carrying values as these balances are due on demand.

     (b)  Certificates of Deposit

          The estimated fair values of the investment of certificates of deposit represent contractual cash flows discounted using interest rates that would be currently received on these deposits with similar characteristics and remaining maturities.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     (c)  Securities Available-for-Sale and Held-to-Maturity

          Estimated fair values were based principally on quoted market prices.

     (d)  Loans Held-for-Sale

          The estimated fair value of loans held-for-sale is based on current prices established in the secondary market, or for those loans committed to be sold, based upon the price established by the commitment.

     (e)  Loans Receivable, Net

          The loan portfolio was segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as type of interest rate (adjustable or fixed) and payment status (performing or non-performing).

          Fair values were estimated for each component as described below.

          The fair values of performing mortgage loans and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality.

          The fair values of non-performing mortgage loans and consumer loans were based on recent collateral appraisals or management's analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

     (f)  FHLB-NY Stock

          The estimated fair value of the Bank's investment in FHLB-NY stock is deemed to equal its carrying value which represents the price at which it may be redeemed.

     (g)  Accrued Interest Receivable

          The fair value of accrued interest receivable is estimated to be the carrying value since it is currently due.

     (h)  Deposits

          The estimated fair value of deposits with no stated maturity, which include NOW, money market, and passbook savings accounts is deemed to be equal to the amount payable on demand at the valuation date. The estimated fair values of certificates of deposit represent contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities.

          These estimated fair values do not include the intangible value of core deposit relationships which comprise a significant portion of the Bank's deposit base. Management believes that the Bank's core deposit relationships provide a relatively

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

          stable, low cost funding source which has a substantial intangible value separate from the deposit balances.

     (i)  Borrowings

          The fair values of borrowings are estimated using a discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

     (j)  Commitments

          Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties. The estimated fair values of commitments outstanding as of September 30, 2005 and 2004 are not considered significant and are not included in the above table.

(16) Earnings Per Common Share

     The following is a summary of the calculation of earnings per share (EPS):

                                                 Years ended September 30,
                                             -----------------------------------
                                                2005         2004        2003
                                             ----------   ----------  ----------
                                           (In thousands, except per share data)
     Net income**                            $     1,916  $       NA  $       NA
                                             ===========  ==========  ==========
     Weighted average common shares
            outstanding for computation of
            basic EPS                         12,913,342          NA          NA
     Dilutive common-equivalent shares                --          NA          NA
     Weighted average common shares
            for computation of diluted EPS    12,913,342          NA          NA
                                             ===========  ==========  ==========
     Earnings per common share:
            Basic                            $      0.15  $       NA  $       NA
                                             ===========  ==========  ==========
            Diluted                          $      0.15  $       NA  $       NA
                                             ===========  ==========  ==========

     ** As described in Note 1, the Bank converted to a federally chartered stock savings bank effective April 5, 2005. The basic and diluted earnings per share have been calculated based on net income from April 5, 2005 to September 30, 2005, the period during which common stock was outstanding.

(17) Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     exchange for any award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of SFAS No. 123R includes the recognition and retention plan and the stock option plan the Company expects to adopt in the future. As a public company, the Company will be required to adopt SFAS No. 123R in its first annual reporting period beginning after June 15, 2005 (i.e., the quarter beginning October 1, 2005). For shares awarded under the recognition and retention plan, the Company will generally recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period. For options granted under the stock option plan, the Company will recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of its stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. SFAS No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

     FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," or SFAS No. 154, which replaces APB Opinion No. 20, "Accounting Changes," or APB No. 20, and SFAS No. 3, "Reporting Account Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

     changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of this statement is not expected to have an impact on the Company's financial conditions or results of operations.

     In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provisions of this standard will have a material impact on the Company's results of operations or financial condition.

     On March 9, 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the provisions of this standard did not have any impact on the results of operations.

(18) Condensed Parent Company Financial Statements

     Set forth below are the condensed statement of financial condition as of September 30, 2005 and the related condensed statements of income and cash flows for the period April 5, 2005 to September 30, 2005 for Brooklyn Federal Bancorp, Inc.:

        Condensed Statement of Financial Condition                               (In thousands)
         Assets:
           Cash                                                                 $         13,993
           Loan receivable from ESOP                                                       3,174
           Investment in Brooklyn Federal Savings Bank                                    58,000
           Other investments                                                                 100
           Other assets                                                                       97
                                                                                ----------------
               Total assets                                                     $         75,364
                                                                                ================
        Liabilities                                                             $            155
        Stockholders' equity                                                              75,209
                                                                                ----------------
               Total liabilities and stockholders' equity                       $         75,364
                                                                                ================

        Condensed Statement of Income
           Interest income                                                      $             91
           Non-interest expense                                                              364
           Income tax benefit                                                               (124)
                                                                                ----------------
               Loss before equity in undistributed earnings of subsidiary                   (149)
           Equity in undistributed earnings of Brooklyn Federal Savings Bank               2,065
                                                                                ----------------
               Net income                                                       $          1,916
                                                                                ================

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

        Condensed Statement of Cash Flows                                        (In thousands)
           Cash flows from operating activities:
             Net income                                                         $          1,916
             Adjustments to reconcile net income to net cash used in
              operating activities:
               Equity in undistributed earnings of the Bank                               (2,065)
               Increase in other assets                                                      (97)
               Increase in other liabilities                                                 155
                                                                                ----------------
                 Net cash used in operating activities                                       (91)

           Cash flows from investing activities:
             Purchase of other investments                                                  (100)
             Origination of ESOP loan                                                     (3,174)
                                                                                ----------------
                 Net cash used in investing activities                                    (3,274)

           Cash flows from financing activities:
             Net proceeds from common stock issuance                                      37,894
             Capital contribution to the Bank                                            (20,536)
                                                                                ----------------
                 Net cash provided by financing activities                                17,358

                 Net increase in cash                                                     13,993
           Cash at beginning of period                                                        --
                                                                                ----------------
           Cash at end of period                                                $         13,993
                                                                                ================

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2005, 2004 and 2003

(19) Quarterly Results of Operations (Unaudited)

     The following is a condensed summary of quarterly results of operations for the years ended September 30, 2005 and 2004:

                                                    First           Second           Third            Fourth
                                                   quarter          quarter         quarter          quarter
                                                 ------------     -----------     ------------     ------------
                                                                         (In thousands)
Year ended September 30, 2005
-----------------------------
     Interest income                             $      3,958     $     3,989     $      4,511     $      4,865
     Interest expense                                   1,088           1,161            1,263            1,384
                                                 ------------     -----------     ------------     ------------
     Net interest income before provision
       for loan losses                                  2,870           2,828            3,248            3,481
     Provision for loan losses                             14              22              128              238
     Non-interest income                                  603             472              464              601
     Non-interest expense                               1,973           1,849            2,070            2,322
                                                 ------------     -----------     ------------     ------------
     Income before income tax expense                   1,486           1,429            1,514            1,522
     Income tax expense                                   538             559              418              656
                                                 ------------     -----------     ------------     ------------
     Net income                                  $        948     $       870     $      1,096     $        866
                                                 ============     ===========     ============     ============
     Earnings per common share:
     Basic                                               NA              NA       $      0.08      $      0.07
     Diluted                                             NA              NA       $      0.08      $      0.07
                                                 ============     ===========     ============     ============

Year ended September 30, 2004
-----------------------------
     Interest income                             $      4,154     $     3,700     $      3,753     $      3,841
     Interest expense                                   1,038             993              999            1,022
                                                 ------------     -----------     ------------     ------------
     Net interest income before provision
       for loan losses                                  3,116           2,707            2,754            2,819
     Provision for loan losses                             16               8               20               28
     Non-interest income                                  417             445              570              612
     Non-interest expense                               1,784           1,730            1,641            1,685
                                                 ------------     -----------     ------------     ------------
     Income before income tax expense                   1,733           1,414            1,663            1,718
     Income tax expense                                   643             590              657              548
                                                 ------------     -----------     ------------     ------------
     Net income                                  $      1,090     $       824     $      1,006     $      1,170
                                                 ============     ===========     ============     ============
     Earnings per common share:
     Basic                                               NA              NA               NA               NA
     Diluted                                             NA              NA               NA               NA
                                                 ============     ===========     ============     ============

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 9A. Controls and Procedures
--------------------------------

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to us or our consolidated subsidiary required to be included in our periodic SEC filings.

Item 9B. Other Information
--------------------------

         None.


                                    PART III.

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The board of directors of the Company is divided into three classes. Directors are generally elected by the stockholders for staggered three-year terms, or until their successors are elected and qualified. Directors of the Bank will be elected annually by the Company as its sole stockholder.

Composition of our Board. We have six directors. The following table states our directors' names, their ages as of September 30, 2005, and the calendar years when they began serving as directors of the Bank:

      Directors                         Age                   Position                       Director Since
      ---------                         ---                   --------                       --------------
John A. Loconsolo                       85             Chairman of the Board                      1980
Vincent E. Caccese                      91                    Director                            1975
Angelo J. Di Lorenzo                    64         Director, President and Chief                  1976
                                                         Executive Officer
John C. Gallin                          64                    Director                            1986
Daniel O. Reich                         73                    Director                            1986
Donald E. Svoboda                       64                    Director                            1998

         The Business Background of Our Directors and Executive Officers. The business experience for the past five years of each of our directors and executive officers is set forth below. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

         John A. Loconsolo. Mr. Loconsolo is President of Locon Corp., a real estate holding company of New York City properties, President of Loconsolo, Properties, L.L.C., a real estate holding company of New Jersey properties and President of Jack Loconsolo & Co., a wholesale and retail paint, wallpaper and sundries distributor.

         Vincent E. Caccese. Mr. Caccese is a self employed attorney at law.

         Angelo J. Di Lorenzo. Mr. Di Lorenzo has been Chief Executive Officer and President of the Bank since 1972 and a director since 1976.

         John C. Gallin. Mr. Gallin is retired. He previously was President and the majority owner of John Gallin & Son, Inc., a building contractor.

         Daniel O. Reich. Mr. Reich is Chief Executive Officer of Reich Paper, Inc., a manufacturer and importer of paper for graphic arts applications and marketing throughout North America.

         Donald E. Svoboda. Mr. Svoboda is a certified public accountant and was formerly a founding partner and the Chief Financial Officer of Tishman Speyer Properties, a real estate development firm. Mr. Svoboda is currently retired.

         Richard A. Kielty. Mr. Kielty has been employed at the Bank since 1970, most recently as Chief Financial Officer. Prior to that, he was Controller of the Bank.

         Marc Leno. Mr. Leno has been Chief Lending Officer at the Bank since 2001. Prior to that he was a commercial mortgage-lending officer at various local financial institutions.

         Marilyn Alberici. Ms. Alberici has been Senior Vice President and Loan Servicing Officer since 2004. Prior to that she was Vice President and Loan Servicing Officer.

Meetings of the Board of Directors and Committees

         Our board of directors meets on a quarterly basis and may hold additional special meetings. During the year ended September 30, 2005, the board of directors of the Company held three meetings.

Committees of Brooklyn Federal Bancorp, Inc.

         The Company has standing Audit, Nominating, Compensation and Executive Committees.

         The Audit Committee reviews audit reports and related matters to ensure effective compliance with regulations and internal policies and procedures. The Audit Committee is comprised of Directors Loconsolo, Reich, Svoboda and Gallin. This committee also will act on the recommendation by management of an independent registered public accounting firm to perform the Company's annual audit, and will act as a liaison between the independent registered public accounting firm and the board of directors. The Audit Committee will be comprised of directors who are independent under the current Nasdaq definition. The Audit Committee has designated Director Svoboda as an "audit committee financial expert," as defined under applicable SEC regulations.

         The Nominating Committee meets annually in order to nominate candidates for membership on the board of directors. The Nominating Committee is comprised of Directors Loconsolo, Reich and Svoboda. This committee is expected to be comprised of the Board members who are not standing for election.

         The Compensation Committee establishes the Company's compensation policies and will review compensation matters. The Compensation Committee is comprised of Directors Svoboda, Loconsolo, Reich and Gallin. It is expected that the Compensation Committee will consist of the Company's non-employee directors.

         The Executive Committee is authorized to act with the same authority as the board of directors of the Company between meetings of the Board. The Executive Committee is comprised of Directors Caccese, Loconsolo, Reich, Gallin and Di Lorenzo.

Corporate Governance Policies and Procedures

         In addition to establishing committees of the board of directors, the Company has adopted several policies to govern the activities of both the Company and the Bank, including corporate governance policies and a code of business conduct and ethics. The corporate governance policies cover such matters as the following:

         o        the duties and responsibilities of each director;

         o the composition, responsibilities and operation of the board of directors;

         o the establishment and operation of board committees, including audit, nominating and compensation committees;

         o        succession planning;

         o        convening executive sessions of independent directors;

         o the board of directors' interaction with management and third parties; and

         o the evaluation of the performance of the board of directors and the chief executive officer.

         The code of business conduct and ethics addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Ownership Reports by Officers and Directors

         The Company's common stock is registered with the SEC pursuant to
Section 12(b) of the Securities Exchange Act of 1934, as amended. The executive officers and directors of the Company and the Bank and beneficial owners of greater than 10% of the Company's common stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. The SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of the Company's common stock to file a Form 3,4, or 5 on a timely basis. Based on the Company's review of ownership reports and confirmations by executive officers and directors only, one director failed to file ownership reports on a timely basis for the year ended September 30, 2005. Director Daniel Reich filed an ownership report on April 22, 2005 for a transaction that occurred on April 8, 2005. The Company is not aware of any other ownership reports that executive officers and directors did not file on a timely basis. The Company is not aware of any 10% beneficial owners of its common stock other than BFS Bancorp, MHC.

Code of Business Conduct and Ethics

         The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company and the Bank, including the principal executive officer, principal financial officer, principal accounting officer or controller, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Bank's website at www.brooklynbank.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on the Bank's website.

Item 11. Executive Compensation
-------------------------------

Director Compensation

         Director Fees. The Bank pays each non-employee director a monthly fee of $2,000, a board attendance fee of $525 and a committee attendance fee of $700 for each committee meeting attended. The Company pays a quarterly fee of $5,000 to each non-employee director.

Executive Officer Compensation

         Summary Compensation Table. The following table sets forth for the fiscal year ended September 30, 2005, certain information as to the total remuneration paid by the Bank to its Chief Executive Officer, as well as to the other executive officers of the Bank who received salary and bonus in excess of $100,000.

                                                                    Annual Compensation(1)
                                                   ----------------------------------------------------------------------
                                                                              Other Annual                    All Other
                                                                              Compensation       LTIP        Compensation
Name and Principal Position              Year      Salary($)      Bonus($)       ($)(2)         Payouts           (3)
---------------------------              ----      ---------      --------       ------         -------           ---
Angelo J. Di Lorenzo, President          2005    $   309,000   $   60,000                                  $     25,000
  and Chief Executive Officer            2004        278,000       60,000          --              --            25,000

Richard A. Kielty, Executive Vice
  President and Chief Financial          2005        160,000       31,000                                        17,000
  Officer                                2004        143,000       25,000          --              --            14,000

Marc Leno, Vice President and            2005        138,000       21,000                                        56,000
  Chief Lending Officer                  2004        121,000       20,000          --              --            39,324

Marilyn Alberici, Senior Vice            2005        107,000       17,000          --              --            10,000
  President and Loan Servicing Officer   2004         98,000       15,000          --              --             7,000

----------------
(1) Summary compensation information is excluded for the fiscal year ended September 30, 2003, as the Bank was not a public company during this period.
(2) Does not include the aggregate amount of perquisites or other benefits, which was less than 10% of the aggregate salary and annual bonus reported for him in the Summary Compensation Table.
(3) Includes employer contributions under the Brooklyn Federal pension plan and reimbursement for unused sick leave. In addition, Mr. Leno has an incentive plan related to mortgage loan sales.

Benefit Plans

         Employment Agreements. The Bank entered into similar employment agreements with each of Messrs. Di Lorenzo and Kielty. The Company is a signatory to each of the agreements for the sole purpose of guaranteeing payments thereunder. Each of these agreements has an initial term of up to three years. Commencing on the date of consummation of the reorganization and continuing on such date each year thereafter, the agreements for Messrs. Di Lorenzo and Kielty will be renewed for an additional year so that the remaining term will be three years, subject to termination on notice as provided in the agreements. Under the agreements, the initial base salaries for Messrs. Di Lorenzo and Kielty are $300,000 and $153,700, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees. The executive's employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

         Certain events resulting in the executive's termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event the executive's employment is terminated for reasons other than for cause, disability or retirement, or if executive is involuntarily terminated in connection with or following a change in control, or in the event the executive resigns during the term of the agreement following (i) failure to elect or reelect or to appoint or reappoint the executive to his executive position, (ii) a significant change in the nature or scope of the executive's authority, (iii) the liquidation or dissolution of the Bank or the Company that would affect the status of the executive, or (iv) a material breach of the employment agreement by the Bank, then the executive would be entitled to a severance payment under the agreement equal to three times the sum of the executive's base salary and the highest rate of bonus awarded to the executive during the prior three years, payable, at the executive's election, either in a lump sum or in bi-weekly installments during the remaining term of the agreement. In addition, the executive would be entitled, at no expense to the executive, to the continuation of substantially comparable life, medical, dental and disability coverage for 36 months following the date of termination. In the event of the executive's involuntary termination following a change in control, the executive will also vest in any outstanding stock options or shares of restricted stock of the Company that have been awarded to him. The executive will also receive a lump sum cash payment equal to the present value (discounted at 6%) of contributions that would have been made on his behalf under each of the Bank's 401(k) plan, money purchase pension plan, and employee stock ownership plan or other defined contribution plans as if the executive had continued working for the 36-month period following his termination of employment. In the event that their employment has terminated for a reason entitling them to severance payments, Messrs. Di Lorenzo and Kielty would receive an aggregate severance payment of approximately $1.2 million and $609,000, respectively, pursuant to their employment agreements based upon current levels of compensation. In the event payments to the executive include an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code, payments under the employment agreements with the Bank would be reduced in order to avoid this result.

         Under each employment agreement, if an executive becomes disabled or incapacitated to the extent the executive is unable to perform his duties for a period of 6 consecutive months, the Bank shall continue to pay his salary for the longer of one year, or the remaining term of the agreement, reduced by payments to the executive under any applicable disability program. In the event of executive's death, his estate or beneficiaries will be paid executive's base salary for one year from executive's death, and will receive continued medical, dental, family and other benefits for one year. Upon retirement at age 65 or such later date determined by the Board, executive will receive only those benefits to which he is entitled under any retirement plan of the Bank to which he is a party.

         Upon termination of the executive's employment other than in connection with a change in control, the executive agrees not to compete with the Bank for a period of one year following termination of employment within 25 miles of any existing branch of the Bank or any subsidiary of the Company, or within 25 miles of any office for which the Bank, or a subsidiary has filed an application for regulatory approval to establish an office.

         Supplemental Executive Retirement Plan. In April 1999, the Bank established a non-qualified supplemental executive retirement plan for Mr. Di Lorenzo, its president and chief executive and Mr. Kielty, its chief financial officer. The supplemental executive retirement plan provides Mr. Di Lorenzo and Mr. Kielty with annual retirement benefits of $50,000 and $30,000, respectively, payable in equal monthly installments for 15 years upon the executive reaching the age of 62 as an employee of the Bank. Benefits under the supplemental executive retirement plan commence on the first day of the month following retirement from the Bank. In the event of death of Mr. Di Lorenzo or Kielty while employed by the Bank, a lump sum payment will be paid to the executive's designated beneficiary equal to the sum of the present value of 15 annual payments of $50,000 or $30,000, respectively. In the event of a change in control (as defined in the supplemental executive retirement plan), at any time with respect to the Bank, the executive (or the deceased executive's beneficiary, as the case may be) shall receive a lump sum payment equal to the lesser of (i) the present value of 15 annual payments of $30,000 ($50,000 in the case of Mr. Di Lorenzo), or (ii) the present value of all outstanding payments due under the plan. No amounts are due under the plan if an executive is terminated for cause, or if an executive voluntarily resigns prior to reaching retirement at age 62.

         The Bank has established an increase in the supplemental retirement benefit to be provided to Mr. Di Lorenzo and Mr. Kielty following their retirement on or after age 65. The increased benefit is intended to provide each executive with annual income in the form of a life annuity with payments guaranteed for 20 years equal to 60% of the executive's highest average annual base salary and bonus (over the consecutive 36-month period immediately prior to retirement) reduced by the sum of the annuitized value of the benefits provided under (i) the existing money purchase pension plan, (ii) the employer contribution to the Brooklyn Federal Savings Bank 401(k) plan, if any, and (iii) that portion of the executive's social security benefits attributable to employer contributions. The Bank has purchased single premium life insurance policies on the lives of the two executives in a face amount of $5.0 million in order to informally fund the benefit promised under the supplemental retirement plan and to provide cost recovery upon each executive's death. The Bank is the owner and beneficiary of the life insurance policies.

         The supplemental executive retirement plans are considered unfunded plans for tax and ERISA purposes. All obligations owing under the plans are payable from the general assets of the Bank, and are subject to the claims of the Bank's creditors. During the year ended September 30, 2005, the expense of the supplemental executive retirement plans to the Bank was approximately $275,000.

Stock Benefit Plans

         Employee Stock Ownership Plan and Trust. We implemented an employee stock ownership plan in connection with the reorganization and stock offering. Employees who are at least 21 years old with at least two years of service during which the employee has completed at least 1,000 hours of service with the Bank are eligible to participate. As part of the reorganization and stock offering, the employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase a number of shares equal to 8% of the common stock issued in the offering (317,400 shares). Collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from the Bank's discretionary contributions to the employee stock ownership plan over a period of up to 20 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. Shares purchased by the employee stock ownership plan will be held in a suspense account for allocation among participants as the loan is repaid.

         Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Participants will be 100% vested in benefits under the plan upon completion of two years of credited service, with credit given to participants for years of credited service with the Bank's mutual predecessor prior to the adoption of the plan. A participant's interest in his account under the plan will also fully vest in the event of termination of service due to a participant's early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock and/or cash. The Bank's contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to SOP 93-6, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released or committed to be released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate and participants will become fully vested in their account balances.

         Stock Option Plan. We may implement a stock option plan for our directors, officers and employees of the Company and the Bank after the reorganization. Office of Thrift Supervision regulations prohibit us from implementing this plan until six months after the reorganization and offering. If the stock option plan is implemented within the first 12 months after the reorganization, Office of Thrift Supervision regulations require that the plan be approved by a majority of the outstanding votes of the Company eligible to be cast (excluding votes eligible to be cast by BFS Bancorp, MHC), unless another vote requirement is permitted or required by the Office of Thrift Supervision. Pursuant to our plan of reorganization and Office of Thrift Supervision regulations, we may grant awards under one or more stock benefit plans, including the stock option plan, in an aggregate amount up to 25% of the common stock held by persons other than BFS Bancorp, MHC.

         We expect that the stock option plan would authorize a committee of non-employee directors, or the full board, to grant options to purchase up to 4.90% of the outstanding shares of the Company common stock issued in the reorganization and offering (including shares of common stock issued to BFS Bancorp, MHC), although, subject to any required approval of the Office of Thrift Supervision, we may decide to adopt a stock option plan providing for greater or fewer stock option grants, if adopted after one year from the date of completion of the reorganization. The stock option plan will have a term of 10 years. The committee will decide which directors, officers and employees will receive options and the terms of those options. Generally, no stock option will permit its recipient to purchase shares at a price that is less than the fair market value of a share on the date the option is granted, and no option will have a term that is longer than 10 years. If we implement a stock option plan before the first anniversary of the reorganization, current regulations will require that:

         o non-employee directors in the aggregate may not receive more than 30% of the options authorized under the plan;

         o any one non-employee director may not receive more than 5% of the options authorized under the plan;

         o any officer or employee may not receive more than 25% of the options authorized under the plan;

         o the options may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

         o accelerated vesting is not permitted except for death, disability or upon a change in control of the Bank or the Company.

         The Company may obtain the shares needed for this plan by issuing additional shares of common stock or through stock repurchases. We will have to recognize compensation expense for accounting purposes ratably over the vesting period, or in some instances over a shorter period, equal to the fair value of the options on the original grant date.

         Recognition and Retention Plan. We may implement a recognition and retention plan for the directors, officers and employees of the Bank and the Company after the reorganization. Office of Thrift Supervision regulations prohibit us from implementing this plan until six months after the reorganization. If the recognition plan is implemented within the first 12 months after the reorganization, Office of Thrift Supervision regulations require that the plan be approved by a majority of the outstanding votes of the Company (excluding votes eligible to be cast by BFS Bancorp, MHC), unless another vote requirement is permitted or required by the Office of Thrift Supervision. Pursuant to our plan of reorganization and Office of Thrift Supervision regulations, we may grant awards under one or more stock benefit plans, including the recognition and retention plan, in an amount up to 25% of the common stock held by persons other than BFS Bancorp, MHC. It is expected that, if adopted within one year from the date of completion of the reorganization, the initial recognition and retention plan would authorize awards of our common stock in an aggregate amount equal to 1.96% of the outstanding shares of the Company common stock in the reorganization and offering (including shares of common stock issued to BFS Bancorp, MHC), and would be subject to such other limitations as may be imposed by the Office of Thrift Supervision. The recognition and retention plan may authorize awards of a greater number of shares of common stock, subject to any required approval of the Office of Thrift Supervision, if it is adopted after one year from the date of the completion of the reorganization.

         The committee will decide which directors, officers and employees will receive restricted stock and the terms of those awards. We may obtain the shares of common stock needed for this plan by issuing additional shares of common stock or through stock repurchases. If we implement a recognition and retention plan before the first anniversary of the reorganization, current regulations will require that:

         o all non-employee directors in the aggregate may not receive more than 30% of the shares authorized under the plan;

         o no non-employee director may receive more than 5% of the shares authorized under the plan;

         o no officer or employee may receive more than 25% of the shares authorized under the plan;

         o the awards may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

         o accelerated vesting is not permitted except for death, disability or upon a change of control of the Bank or the Company.

         Restricted stock awards under this plan may contain restrictions that require continued employment for a period of time for the award to be vested. Awards are not vested unless the specified employment requirements are satisfied. However, pending vesting, the award recipient may have voting and dividend rights. When an award becomes vested, the recipient must include the current fair market value of the vested shares in his or her income for Federal income tax purposes. We will be allowed a Federal income tax deduction in the same amount. We will have to recognize compensation expense for accounting purposes ratably over the vesting period, or in some instances over a shorter period, equal to the fair market value of the shares on the original award date.

         Money Purchase Pension Plan. On November 1, 1984, the Bank established the tax-qualified Brooklyn Federal Savings Bank Money Purchase Pension Plan for the benefit of its employees who are at least 21 years of age, and who have two years of employment with the Bank in which the employee has completed at least 1,000 hours of service. Participants are 100% vested in their accounts upon entering the plan. The Bank will make contributions each year under the plan in an amount equal to 5.4% of each participant's total taxable compensation, up to a maximum limit of $210,000 in 2005 (as indexed), plus 5.4% of such compensation in excess of 80% of the Social Security Taxable Wage Base plus $1.00. Amounts contributed to the plan are not taxable to participants until such amounts are withdrawn from the plan. Participants will be entitled to receive a benefit under the plan if they have an account balance in the plan upon termination of employment due to normal or early retirement, death, disability or other separation from service. Participants who are married when benefits begin will generally receive payments in the form of a joint and 50% survivor's annuity, and unmarried participants will generally receive benefits in the form of a life annuity, unless an alternative form of payment is elected by the participant. In the event a participant dies while employed by the Bank, 100% of the participant's account balance will be used to provide such participant's beneficiary with a death benefit. For a married participant, the participant's spouse will be the beneficiary of at least 50% of the death benefit, unless the participant's spouse consents in writing to an alternative beneficiary designation. Benefits upon a participant's death are generally paid in the form of an annuity, unless an alternative distribution form is timely selected by the participant.

         Split Dollar Death Benefits. In November 1994, the Bank adopted collateral assignment Split Dollar Plan Agreements with Messrs. Di Lorenzo, Kielty, and Ms. Alberici. Under these Split Dollar Plan Agreements, the bank officer owns the life insurance policy on his or her life and the Bank pays the premiums with an assignment by the bank officer to the Bank of the policy proceeds payable at death sufficient to repay all of the premium payments that the Bank has made on behalf of the bank officer. At September 30, 2005, the aggregate net premiums paid by the Bank for the policies of Messrs. Di Lorenzo, Kielty and Ms. Alberici were $761,000, $350,000 and $93,000, respectively. Upon the death of the bank officer, the Bank will recover from the death benefit under the policy an amount sufficient to cover its net premium outlay. Any residual death benefits amounts shall be paid to the beneficiary(ies) designated by the bank officer. If the policy is cancelled for any reason during the lifetime of a bank officer, only the portion of the cash surrender value equal to the Bank's net premium outlay shall be repaid to the Bank, and any excess shall be paid to the bank officer.

         The Sarbanes-Oxley Act of 2002 generally prohibits a direct or indirect extension of credit from a publicly traded company or its subsidiary to any of its directors or executive officers, but it contains a specific exemption from such prohibition for loans made by a financial institution to its executive officers and directors that are in compliance with federal banking regulations. The Sarbanes-Oxley Act provides that an extension of credit maintained on the date of enactment of the Sarbanes-Oxley Act will be "grandfathered" and will not be subject to Section 402, so long as there is no material modification to any term of any such extension of credit. The ongoing payment of premiums by the Bank, which are repaid to the Bank from the proceeds of the policy on the death of the executive as set forth in the policy, may be considered a loan for purposes of the Sarbanes-Oxley Act. However, the Split Dollar Plan Agreements do not permit the Bank to unilaterally discontinue the payment of premiums on the policies. On the basis of these facts, the Company believes that to the extent that the split dollar arrangements may be considered loans, the arrangements are grandfathered under the Sarbanes-Oxley Act and are not prohibited.

Compensation Committee Interlocks and Insider Participation

         Messrs. Svoboda, Loconsolo, Reich and Gallin served as members of the Compensation Committee in 2005. None of these directors had any transactions or relationships with the Company in 2005 requiring specific disclosures under SEC rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Security Ownership of Certain Beneficial Owners

         Persons and groups who beneficially own in excess of five percent of the Company's common stock are required to file certain reports with the SEC regarding such beneficial ownership. The following table set forth, as of December 16, 2005, the shares of the Company's common stock beneficially owned by persons who beneficially own more than five percent of the Company's issued and outstanding shares of common stock:

                                                          Number of Shares Owned and        Percent of Shares of
    Name and Address of Beneficial Owners               Nature of Beneficial Ownership    Common Stock Outstanding
---------------------------------------------           ------------------------------    ------------------------
BFS Bancorp, MHC                                                    9,257,500                         70%
81 Court Street
Brooklyn, New York  11201

Security Ownership of Management

         The following table sets forth, as of December 16, 2005, the shares of the Company's common stock beneficially owned by directors and executive officers of the Company, individually, and by directors and executive officers as a group. The business address of each director and executive officer is 81 Court Street, Brooklyn, New York 11201.

                                                     Number of Shares
                                                      of Common Stock  Percent of All
                                                        Beneficially   Common Stock
  Name of Beneficial Owner                               Owned (1)     Outstanding
--------------------------                               ---------     -----------
Directors

Angelo J. DiLorenzo                                      10,000             *
John A. Loconsolo                                        15,000             *
Vincent E. Caccese                                        2,500             *
John C. Gallin                                              212             *
Daniel O. Reich                                           3,846             *
Donald E. Svoboda                                           880             *

Executive Officers Who Are Not Directors

Richard A. Kielty                                         5,000             *
Marc Leno                                                15,000             *
Marilyn Alberici                                          5,000             *

All directors and executive officers                     57,438             *
as a group (9 persons)

----------------
*    Denotes less than 1%.

(1)  Based upon 13,225,000 shares outstanding.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         Federal laws and regulations generally require that all loans or extensions or credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees. Pursuant to such a program, loans have been extended to executive officers, which loans are on substantially the same terms as those prevailing at the time for comparable transactions with the general public, except as to the interest rate charged, which rate is the same as available to all employees. These loans do not involve more than the normal risk of repayment or present other unfavorable features. As of September 30, 2005, the Bank had loans totaling approximately $381,000 to its directors and executive officers.

         Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (i) extending or maintaining credit; (ii) arranging for the extension of credit; or (iii) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to the Company. The provisions of the Sarbanes-Oxley Act of 2002 that prohibit the loans do not apply to loans made by a depository institution, such as the Bank, that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to the Company's and the Bank's officers are made in conformity with the Federal Reserve Act and Regulation O.

Transactions with Certain Related Persons

         In the ordinary course of business, the Bank makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms (other than interest rate), including collateral, as comparable loans to other borrowers. Management believes that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. Federal regulations permit executive officers and directors to participate in loan programs that are available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Loans made to directors or executive officers, including any modification of such loans, must be approved by a majority of disinterested members of the board of directors. The interest rate on loans to directors and officers is the same as that offered to other employees.

         Set forth below is certain information as to loans made by the Bank to certain of its directors and executive officers, or their affiliates, pursuant to the loan program disclosed above, whose aggregate indebtedness to the Bank exceeded $60,000 at any time since October 1, 2003. Unless otherwise indicated, all of the loans are secured loans and all loans designated as residential loans are secured by the borrower's principal place of residence.

                                                                                 Highest
                                                                                 Balance
                                                                                  Since      Balance on
                                                                   Original    October 1,    September     Interest
 Name of Individual         Loan Type         Date Originated    Loan Amount      2003        30, 2005       Rate
 ------------------         ---------         ---------------    -----------      ----        --------       ----
Richard A. Kielty         Single-Family     February 21, 2003    $   143,863   $   140,600  $   126,701      5.0%

Marc Leno                 Single-Family     November 14, 2002    $   140,000   $   131,749  $   108,176      5.0%
                         Line of Credit     December 23, 2002    $   100,000   $    26,144  $    26,077      6.5%

Marilyn Albirici          Single-Family     October 8, 2002      $   135,834   $   126,782  $   105,573      5.125%
                         Line of Credit     January 30, 2003     $    25,000   $    22,427  $    15,103      6.5%

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

         The Company's independent registered public accounting firm for the year ended September 30, 2005 was KPMG LLP ("KPMG").

         Audit Fees. The aggregate fees billed to the Company by KPMG for professional services rendered by KPMG for the audit of the Company's annual financial statements, review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by KPMG in connection with statutory and regulatory filings and engagements were $410,000(1) and $89,000 during the fiscal years ended September 30, 2005 and 2004, respectively.

         Audit Related Fees. There were no fees billed to the Company by KPMG in fiscal 2005 or fiscal 2004 for assurance and related services reasonably related to the performance of the audit of and review of the financial statements that are not already reported in "Audit Fees," above.

         Tax Fees. The aggregate fees billed to the Company by KPMG for professional services rendered by KPMG for tax compliance, tax advice and tax planning was $49,050 and $39,500 during the fiscal years ended September 30, 2005 and 2004, respectively. These services included federal and state tax compliance services.

         All Other Fees. No other fees were billed to the Company by KPMG during the fiscal years ended September 30, 2005 and 2004. The full Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm and the related fees.

----------------
(1) Includes fees of $190,000 for services in connection with the Company's registration and prospectus prepared and filed with the SEC in fiscal 2005 in connection with the Bank's reorganization into the mutual holding company structure and the Company's related stock offering.

                                    PART IV.

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)   Financial Statements

                  o        Report of Independent Registered Public Accounting
                           Firm

                  o Consolidated Statements of Financial Condition, September 30, 2005 and 2004

                  o Consolidated Statements of Income, Years Ended September 30, 2005, 2004 and 2003

                  o Consolidated Statements of Changes in Stockholders' Equity, Years Ended September 30, 2005, 2004 and 2003

                  o Consolidated Statements of Cash Flows, Years Ended September 30, 2005, 2004 and 2003

                  o        Notes to Consolidated Financial Statements

         (a)(2)   Financial Statement Schedules

                  No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits

                  3.1 Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

                  3.2      Bylaws of Brooklyn Federal Bancorp, Inc.*

                  4.1 Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

                  10.1 Form of Employment Agreement between Brooklyn Federal Bancorp, Inc. and certain executive officers.*

                  10.2 Form of Change in Control Agreement between Brooklyn Federal Bancorp, Inc. and certain executive officers.*

                  10.3 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo**

                  10.4 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty**

                  21       Subsidiaries of the Registrant*

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).
** Filed as exhibit to the Company's Form 10-Q for the period ended June 30, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BROOKLYN FEDERAL BANCORP, INC.


                                       By: /s/ Angelo J. Di Lorenzo
                                           -------------------------------
                                           Angelo J. Di Lorenzo
                                           Chief Executive Officer and President
                                           (Duly Authorized Representative)

            Signatures                                  Title                                   Date
            ----------                                  -----
/s/ Angelo J. Di Lorenzo                 Chief Executive Officer and                      December 29, 2005
--------------------------------         President (Principal Executive
Angelo J. Di Lorenzo                     Officer)


/s/ Richard A. Kielty                    Executive Vice President and                     December 29, 2005
--------------------------------         Chief Financial Officer
Richard A. Kielty                        (Principal Financial and
                                         Accounting Officer)


/s/ John A. Loconsolo                    Director                                         December 29, 2005
--------------------------------
John A. Loconsolo


/s/ Vincent E. Caccese                   Director                                         December 29, 2005
--------------------------------
Vincent E. Caccese


/s/ John C. Gallin                       Director                                         December 29, 2005
--------------------------------
John C. Gallin

/s/ Daniel O. Reich                      Director                                         December 29, 2005
--------------------------------
Daniel O. Reich


/s/ Donald E. Svoboda                    Director                                         December 29, 2005
--------------------------------
Donald E. Svoboda

                                  EXHIBIT INDEX

     3.1 Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

     3.2 Bylaws of Brooklyn Federal Bancorp, Inc.*

     4.1 Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

    10.1 Form of Employment Agreement between Brooklyn Federal Bancorp, Inc. and certain executive officers.*

    10.2 Form of Change in Control Agreement between Brooklyn Federal Bancorp, Inc. and certain executive officers.*

    10.3 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo**

    10.4 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty**

    21   Subsidiaries of the Registrant*

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).
** Filed as exhibit to the Company's Form 10-Q for the period ended June 30, 2005.