Form 10-Q
period 2005-12-31
Brooklyn Federal Bancorp, Inc.
filed 2006-02-14
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

               Class                      Outstanding at February 13, 2006
   Common Stock, $.01 Par Value                       13,225,000

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                     Page Number

Item 1.   Financial Statements .............................................   1
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  17
Item 4.   Controls and Procedures...........................................  18

                                    PART II.

Item 1.   Legal Proceedings.................................................  19
Item 1A.  Risk Factors......................................................  19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  19
Item 3.   Defaults Upon Senior Securities...................................  19
Item 4.   Submission of Matters to a Vote of Security Holders...............  19
Item 5.   Other Information.................................................  19
Item 6.   Exhibits..........................................................  19

Signature Page..............................................................  20


                                                       PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      DECEMBER 31, 2005 AND SEPTEMBER 30, 2005
                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS AND SHARE DATA)


                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                   ASSETS                                             2005              2005
                                                                               ----------------   ----------------
                                                                                  (UNAUDITED)
Cash and due from banks (including interest-earning balances of $11,146
  and $5,531, respectively)                                                    $         12,936   $          8,384
Federal funds and term deposits                                                          10,325                 --
Time deposits and certificates                                                            9,166              9,268
Securities available-for-sale                                                             4,229              4,190
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $93,764 and $93,884,
     respectively)                                                                       96,320             95,964

  Other (estimated fair value of $3,182 and $3,569, respectively)                         3,218              3,610
Loans held-for-sale                                                                      12,618              8,603
Loans                                                                                   194,084            196,585
  Less: Allowance for loan losses                                                         1,308              1,321
                                                                               ----------------   ----------------
         Net loans                                                                      192,776            195,264
Federal Home Loan Bank of New York ("FHLB") stock, at cost                                  870              1,002
Accrued interest receivable                                                               1,548              1,470
Premises and equipment, net                                                               1,456              1,542
Bank owned life insurance                                                                 8,361              8,280
Prepaid expenses and other assets                                                         3,054              3,281
                                                                               ----------------   ----------------
           Total assets                                                        $        356,877   $        340,858
                                                                               ================   ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand accounts                                                          $        126,533   $        128,021
      Certificates of deposit                                                           140,814            123,613
                                                                               ----------------   ----------------
           Total deposits                                                               267,347            251,634
  Borrowings:
      Short-term FHLB advances                                                            2,550              2,250
      Long-term FHLB advances                                                             5,557              5,857
  Advance payments by borrowers for taxes and insurance                                   1,257              2,118
  Accrued expenses and other liabilities                                                  3,777              3,790
                                                                               ----------------   ----------------
           Total liabilities                                                            280,488            265,649
                                                                               ----------------   ----------------
Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized;
          none issued                                                                        --                 --
      Common stock, $0.01 par value, 20,000,000 shares authorized;
          13,225,000 issued and outstanding                                                 132                132
      Additional paid-in capital                                                         37,777             37,773
      Retained earnings - substantially restricted                                       41,517             40,388
      Unallocated common stock held by employee stock ownership
          plan ("ESOP")                                                                  (2,989)            (3,038)
      Accumulated other comprehensive loss:
         Net unrealized loss on securities, net of tax                                      (48)               (46)
                                                                               ----------------   ----------------
           Total stockholders' equity                                                    76,389             75,209
                                                                               ----------------   ----------------
             Total liabilities and stockholders' equity                        $        356,877   $        340,858
                                                                               ================   ================

                            See accompanying notes to consolidated financial statements.

                                                         1


                         BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARE DATA)
                                          (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                -----------------------------
                                                                     2005            2004
                                                                -------------   -------------
Interest income:
   First mortgage and other loans                               $       3,703   $       2,930
   Mortgage-backed securities                                             836             908
   Other securities and interest-earning assets                           339             120
                                                                -------------   -------------
     Total interest income                                              4,878           3,958
                                                                -------------   -------------

Interest expense:
   Deposits                                                             1,448           1,023
   Borrowings                                                              85              65
                                                                -------------   -------------
     Total interest expense                                             1,533           1,088
                                                                -------------   -------------

Net interest income before provision for loan losses                    3,345           2,870
(Recovery of) provision for loan losses                                   (13)             14
                                                                --------------  -------------
     Net interest income after provision for loan losses                3,358           2,856
                                                                -------------   -------------

Non-interest income:
   Banking fees and service charges                                       517             424
   Net gain (loss) on sale of loans held-for-sale                          26               5
   Other                                                                  166             174
                                                                -------------   -------------
     Total non-interest income                                            709             603
                                                                -------------   -------------

Non-interest expense:
   Compensation and fringe benefits                                     1,510           1,328
   Occupancy and equipment                                                253             224
   Other                                                                  496             421
                                                                -------------   -------------
     Total non-interest expense                                         2,259           1,973
                                                                -------------   -------------

Income before provision for income taxes                                1,808           1,486
Provision for income taxes                                                679             538
                                                                -------------   -------------
     Net income                                                 $       1,129   $         948
                                                                =============   =============
     Earnings per share:
         Basic                                                          $0.09             N/A
         Diluted                                                        $0.09             N/A
     Average common shares outstanding:
         Basic                                                     12,923,207             N/A
         Diluted                                                   12,923,207             N/A


                 See accompanying notes to consolidated financial statements.

                                              2

                                            BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                       RETAINED                     ACCUMULATED
                                                        ADDITIONAL     EARNINGS-     UNALLOCATED       OTHER
                                           COMMON        PAID-IN     SUBSTANTIALLY   COMMON STOCK  COMPREHENSIVE
                                            STOCK        CAPITAL       RESTRICTED    HELD BY ESOP       LOSS            TOTAL
                                         -----------  -------------  --------------  ------------  --------------  ----------------
BALANCE SEPTEMBER 30, 2004               $        --  $          --  $       36,608  $         --  $          (15) $         36,593

Comprehensive income:
  Net income                                      --             --             948            --              --               948
  Net unrealized loss on securities               --             --              --            --              (5)               (5)
                                                                                                                   ----------------
      Comprehensive income                                                                                                      943
                                         -----------  -------------  --------------  ------------  --------------  ----------------
BALANCE DECEMBER 31, 2004                $        --  $          --  $       37,556  $         --  $          (20) $         37,536
                                         ===========  =============  ==============  ============  ==============  ================

BALANCE SEPTEMBER 30, 2005               $       132  $      37,773  $       40,388  $     (3,038) $          (46) $         75,209

Comprehensive income:
  Net income                                      --             --           1,129            --              --             1,129
  Net unrealized loss on securities               --             --              --            --              (2)               (2)
                                                                                                                   ----------------
      Comprehensive income                                                                                                    1,127
                                                                                                                   ----------------
Allocation of ESOP stock                          --              4              --            49              --                53
                                         -----------  -------------  --------------  ------------  --------------  ----------------
BALANCE DECEMBER 31, 2005                $       132  $      37,777  $       41,517  $     (2,989) $          (48) $         76,389
                                         ===========  =============  ==============  ============  ==============  ================


                                    See accompanying notes to consolidated financial statements.

                                                                 3

                                          BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                                          (IN THOUSANDS)
                                                           (UNAUDITED)

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                             ----------------------------------
                                                                                                   2005               2004
                                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $       1,129      $         948
   Adjustments to reconcile net income to net cash provided by operating activities:
       ESOP expense                                                                                      53                 --
       Depreciation and amortization                                                                     96                 71
       (Recovery of) provision for loan losses                                                          (13)                14
       Income from bank-owned life insurance                                                            (66)               (32)
       (Decrease) increase in deferred loan fees, net                                                   (12)                 1
       Amortization of premiums, net of accretion of discounts                                           26                179
       Originations of loans held-for-sale                                                          (10,067)              (394)
       Proceeds from sales of loans held-for-sale                                                     6,073                399
       Principal repayments on loans held-for-sale                                                        5                 --
       Net gain on sales of loans held-for-sale                                                         (26)                (5)
       (Increase) decrease in accrued interest receivable                                               (78)                 1
       Deferred income tax benefit                                                                       (9)               (21)
       Decrease in prepaid expenses and other assets                                                    238                294
       (Decrease) increase in accrued expenses and other liabilities                                    (13)               215
                                                                                             ---------------    ---------------
           Net cash (used in) provided by operating activities                                       (2,664)             1,670
                                                                                             ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayments in excess of loan originations (loan originations in excess of repayments)              1,586             (5,113)
   Proceeds from sale of loan participation interests                                                   927              3,702
   Principal repayments on mortgage-backed securities held-to-maturity                                9,209              7,741
   Purchases of mortgage-backed securities held-to-maturity                                          (9,594)                --
   Maturities and principal pay downs of other securities held-to-maturity                              395                 --
   Purchases of securities available-for-sale                                                           (43)               (28)
   Purchases of time deposits and certificates                                                          (98)                --
   Maturities of time deposits and certificates                                                         200                 --
   Sales of FHLB stock                                                                                  132                 --
   Purchases of bank-owned life insurance                                                               (15)               (19)
   Purchases of premises and equipment                                                                  (10)               (74)
                                                                                             ---------------    ---------------
           Net cash provided by investing activities                                                  2,689              6,209
                                                                                             ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) increase in deposits                                                          15,713             (5,060)
   Proceeds from FHLB advances                                                                          750                 --
   Payments of FHLB advances                                                                           (750)            (1,046)
   Decrease in advance payments by borrowers for taxes and insurance                                   (861)              (123)
                                                                                             ---------------    ---------------
           Net cash provided by (used in) financing activities                                       14,852             (6,229)
                                                                                             ---------------    ---------------
           Net increase in cash and cash equivalents                                                 14,877              1,650
Cash and cash equivalents at beginning of year                                                        8,384              7,904
                                                                                             ---------------    ---------------
Cash and cash equivalents at end of period                                                    $      23,261      $       9,554
                                                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                                               $       1,533      $       1,101
       Taxes                                                                                             --                465

                                   See accompanying notes to consolidated financial statements.

                                                                4

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)

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

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The Company's consolidated financial statements, as presented in the Company's Form 10-K for the year ended September 30, 2005, should be read in conjunction with these statements.

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

NOTE 4 - IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in exchange for any award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of SFAS No. 123R includes the recognition and retention plan and the stock option plan the Company expects to adopt. As a public company, the Company will be required to adopt SFAS No. 123R in its first reporting period beginning after June 15, 2005 (i.e., the quarter beginning October 1, 2005). For shares awarded under the recognition and retention plan, the Company will generally recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period. For options granted under the stock option plan, the Company will generally recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of its stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. SFAS No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

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

        DEFERRED INCOME TAXES. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if the Company projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect the Company's operating results.

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

        o UTILIZING THE NET PROCEEDS WE RECEIVED IN THE OFFERING TO BETTER MANAGE OUR INTEREST RATE RISK AND GROW OUR ASSETS. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a significant percentage of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of rising short-term interest rates, we have been able to increase interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At December 31, 2005, $23.3 million, or 6.5% of our assets, was invested in cash or cash equivalents, and $12.4 million, or 3.5% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

        TOTAL ASSETS. Total assets increased by $16.0 million, or 4.7%, to $356.9 million at December 31, 2005 from $340.9 million at September 30, 2005. This increase was primarily the result of the funds received in our certificates of deposit products and the reinvestment of these funds into term deposits at the Federal Home Loan Bank of New York, mortgage backed securities held-to-maturity and the origination of loans held-for-sale, offset in part by decreases in our demand deposit products and repayments of loans and securities held-to-maturity.

        CASH AND DUE FROM BANKS. Cash and due from banks increased by $4.5 million to $12.9 million at December 31, 2005 from $8.4 million at September 30, 2005. This increase in short-term liquidity was primarily due to the funds received in our certificates of deposit products.

        FEDERAL FUNDS AND TERM DEPOSITS. Federal funds and term deposits increased to $10.3 million at December 31, 2005. The increase in these shorter-term investments, usually less than one year, was primarily due to the funds received from our certificates of deposit products. The Company did not have any investments in this portfolio at September 30, 2005.

        SECURITIES. Securities investments, which represents investments in time deposits and certificates, securities available-for-sale and securities held-to-maturity, decreased $99,000, or 0.1%, to $112.9 million at December 31, 20005, from $113.0 million at September 30, 2005. This decrease was primarily due to repayments on the Bank's mortgage-backed securities portfolio of $9.6 million and $200,000 of maturities in the time deposit and certificates portfolio, partially offset by purchases of $9.6 million and $98,000 in mortgage-backed securities and time deposits, respectively.

        NET LOANS. Net loans, before allowance for loan losses and including loans held-for-sale, increased $1.5 million, or 0.7%, to $206.7 million at December 31, 2005 from $205.2 million at September 30, 2005, primarily due to increases of $5.4 million in multi-family loans and $1.1 million in land loans. This growth was offset in part by decreases of $600,000 in one-to four-family residential mortgage loans, $3.5 million in commercial real estate loans and $900,000 in construction and other loans.

        As of December 31, 2005, the Company had one non-accrual mortgage loan with an outstanding balance of approximately $190,000. The non-accrual mortgage loan is on a multi-family apartment building. The Bank established a specific loss allowance on this mortgage loan and classified it as doubtful.

        A multi-family loan, located in Brooklyn, New York, with an outstanding principal of $746,000, was classified substandard during the quarter ended June 30, 2005 and remained classified as substandard at December 31, 2005. The principal outstanding balance on this loan was $713,000 at December 31, 2005. The property suffered structural damage due to construction at an adjoining lot, although loan payments have remained current, management has placed the loan on substandard status due to concerns about the property damage and the borrower's ability to make future contractual payments.

        As reported in the Company's form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 29, 2005, the Bank received payment in full on a $1.4 million commercial construction loan and a $1.8 million commercial real estate loan which were classified non-performing and on non-accrual status at September 30, 2005. The Company also reported that during the quarter ended September 30, 2005 two loans to one borrower totaling $1.3 million were classified as special mention. Both of these loans paid off on December 19, 2005.

        DEPOSITS. Deposits increased by $15.7 million, or 6.2%, to $267.3 million at December 31, 2005, from $251.6 million at September 30, 2005. The primary reasons for the increase were the Bank's ability to offer competitive market rates on its certificates of deposit and to offer new deposit products.

        BORROWED FUNDS. Total funds borrowed from the Federal Home Loan Bank of New York were $8.1 million at December 31, 2005 and September 30, 2005. During the three-month period ended December 31, 2005, short-term borrowings increased by $300,000 and long-term borrowings decreased by $300,000.

        STOCKHOLDERS' EQUITY. Stockholders' equity increased by $1.2 million or 1.6%, to $76.4 million at December 31, 2005, from $75.2 million at September 30, 2005. The increase is due to net income and adjustments related to the ESOP.

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

        A significant portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At December 31, 2005,

$23.3 million or 6.5% of the Company's assets were invested in cash and cash equivalents. The Company's primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets the Company's operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company's lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $12.4 million at December 31, 2005. As of December 31, 2005, the Company had $8.1 million in borrowings outstanding from the Federal Home Loan Bank of New York and access to additional Federal Home Loan Bank advances.

        At December 31, 2005, the Company had approximately $90.0 million in loan commitments outstanding, which included $25.2 million in undisbursed construction loans, $490,000 in one- to four- family loan commitments, $1.1 million in unused home equity lines of credit, $2.7 million in commercial real estate lines of credit and $60.5 million in commitments, to originate primarily multi-family and nonresidential mortgage loans. The Company also had commitments to sell loans of $600,000. Certificates of deposit due within one year of December 31, 2005 totaled $89.0 million, or 63.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before December 31, 2006. Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

        NET INCOME. Net income increased $181,000, or 19.1%, to $1.1 million for the three months ended December 31, 2005 from $948,000 for the three months ended December 31, 2004. The increase was primarily the result of a $475,000 increase in the Bank's net interest income, a decrease of $27,000 in provision for loan losses and a $106,000 increase in non-interest income, offset in part by an increase of $286,000 in non-interest expense and an increase of $141,000 in provision for income taxes.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $475,000 to $3.3 million for the three months ended December 31, 2005 from $2.9 million for the three months ended December 31, 2004. The increase in net interest income resulted primarily from the increased average balances of interest-earning assets of $39.9 million, offset in part by a 22 basis points decrease in the Bank's net interest rate spread to 3.38% for the three months ended December 31, 2005 from 3.60% for the three months ended December 31, 2004. The Bank's net interest margin increased 11 basis points to 3.98% in the current quarter from 3.87% a year earlier.

        INTEREST INCOME. Interest income increased $920,000, or 23.2%, to $4.9 million for the three months ended December 31, 2005 from $4.0 million for the three months ended December 31, 2004. Interest income on loans increased by $773,000, or 26.4%, to $3.7 million for the three months ended December 31, 2005 from $2.9 million for the three months ended December 31, 2004. The primary reasons for the increase in interest income on loans were a $729,000 increase in commercial real estate and multi-family loan income and a $79,000 increase in construction loan income, offset in part by a decrease in our residential mortgage loan and other loan income of $35,000. The average balance of the loan portfolio increased by $41.6 million to $205.7 million for the three months ended December 31, 2005 from $164.1 million for the three months ended December 31, 2004. The average yield on loans increased 6 basis points to 7.20% for the three months ended December 31, 2005 from 7.14% for the three months ended December 31, 2004. Interest income on investment securities and other interest-earning assets increased by $147,000, or 14.3%, to $1.2 million for the three months ended December 31, 2005 from $1.0 million for the three months ended December 31, 2004. The increase in interest income on investment securities and other interest-earning assets was primarily due to an increase of 49 basis points in yield to 3.60% for the three months ended December 31, 2005 from 3.11% yield for the same period in 2004, off set in part by a reduction of $1.8 million in average investment balances to $130.4 million for the three months ended December 31, 2005 from $132.2 million for the same time period in 2004.

        INTEREST EXPENSE. Interest expense increased $445,000 to $1.5 million for the three months ended December 31, 2005 from $1.1 million for the three months ended December 31, 2004. The increase was primarily the result of a $425,000 increase in interest expense on deposits and a $20,000 increase in interest expense on borrowed funds, primarily reflecting an increase in the average cost of total interest-bearing liabilities of 68 basis points to 2.42% for the three months ended December 31, 2005 from 1.74% for the three months ended December 31, 2004.

        PROVISION FOR LOAN LOSSES. The Bank had a recovery of $13,000 in provision for loan losses for the three months ended December 31, 2005 and a charge to provision for loan losses of $14,000 for the three months ended December 31, 2004. The primary reason for the recovery was the decrease in non-performing loans that were in non-accrual status, offset in part by growth in the loan portfolios. Loans in non-accrual status totaled $190,000 at December 31, 2005 compared to no loans in non-accrual status at December 31, 2004. The allowance for loan losses as of December 31, 2005, represented 0.63% of total loans, compared to 0.56% of total loans as of December 31, 2004.

        NON-INTEREST INCOME. Non-interest income increased by $106,000, or 17.6%, to $709,000 for the three months ended December 31, 2005 from $603,000 for the three months ended December 31, 2004. The increase was primarily due to increases in syndication loan fee income of $128,000, bank owned life insurance of $34,000 and net gains on sale of mortgage loans of $21,000, off set in part by decreases in mortgage lending fees of $27,000, deposit product fees of $8,000, office building income of $22,000 and decreases in other fees of $20,000 which include miscellaneous income and fees for other banking products.

        NON-INTEREST EXPENSE. Non-interest expense increased by $286,000, or 14.5%, to $2.3 million for the three months ended December 31, 2005 from $2.0 million for the three months ended December 31, 2004. The increase resulted primarily from increases of $182,000 in compensation and fringe benefits, which included increases of $117,000 for the Supplemental Executive Retirement Plan, $64,000 for the employee pension and ESOP plans and $30,000 in medical insurance costs and other miscellaneous employee costs off set in part by a reduction in salary costs and directors fees of $29,000. The increase in non-interest expense also includes increases in professional fees of $40,000, occupancy and equipment expense of $29,000, data processing of $9,000 and increases in other expenses of $26,000 including advertising, insurance and other operating expenses.

        INCOME TAXES. Income tax expense increased $141,000, or 26.2%, to $679,000 for the three months ended December 31, 2005 from $538,000 for the three months ended December 31, 2004. The primary reasons for the increase in the quarter ended December 31, 2005 were increased income before taxes and an increase in the effective tax rate to 37.6% for the quarter ended December 31, 2005 from 36.2% for the quarter ended December 31, 2004.

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

        The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and
(iii) lengthening the average term of the Bank's certificates of deposit. By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of low interest rates, the Bank's strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the stock offering increased the Company's capital and provided management with greater flexibility to manage its interest rate risk. In particular, management intends to leverage the capital the Company received to increase interest-earning assets. Management intends to lengthen the maturity of the Company's earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets. There have been no material changes in the Company's interest rate risk since September 30, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.   RISK FACTORS

        There are no material changes to the risk factors as previously disclosed in the Company's form 10-K for the year ended September 30, 2005 as filed with the S.E.C. on December 29, 2005.

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


                                       BROOKLYN FEDERAL BANCORP, INC.
                                       (Registrant)



Date: February 14, 2006                /s/ Angelo J. Di Lorenzo
                                       -----------------------------------------
                                       Angelo J. Di Lorenzo
                                       Chief Executive Officer and President



Date:  February 14, 2006               /s/ Richard A. Kielty
                                       -----------------------------------------
                                       Richard A. Kielty
                                       Executive Vice President and
                                       Chief Financial Officer