Form 10-Q
period 2006-03-31
Brooklyn Federal Bancorp, Inc.
filed 2006-05-15
CIK 1310313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                      Outstanding at May 12, 2006
Common Stock,  $.01 Par Value                                  13,225,000

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                                                        Page Number
Item 1.         Financial Statements .........................................................................    1
Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................................    8
Item 3.         Quantitative and Qualitative Disclosures About Market Risk....................................   18
Item 4.         Controls and Procedures.......................................................................   19

                                    PART II.

Item 1.         Legal Proceedings.............................................................................   19
Item 1A.        Risk Factors..................................................................................   19
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds...................................   19
Item 3.         Defaults Upon Senior Securities...............................................................   19
Item 4.         Submission of Matters to a Vote of Security Holders...........................................   20
Item 5.         Other Information.............................................................................   20
Item 6.         Exhibits......................................................................................   21

Signature Page     ...........................................................................................   22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2006 AND SEPTEMBER 30, 2005
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                   ASSETS                                     MARCH 31,  SEPTEMBER 30,
                                                                                2006        2005
                                                                             ---------    ---------
                                                                            (UNAUDITED)
Cash and due from banks (including interest-earning balances of $7,834 and
  $5,531, respectively)                                                      $   9,773    $   8,384
Term deposits                                                                    4,075         --
Certificates of deposit                                                          8,162        9,268
Securities available-for-sale                                                    4,267        4,190
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $95,281 and $93,884,
     respectively)                                                              98,545       95,964

  Other (estimated fair value of $3,194 and $3,569, respectively)                3,217        3,610
Loans held-for-sale                                                             22,822        8,603
Loans                                                                          195,429      196,585
     Less: Allowance for loan losses                                             1,436        1,321
                                                                             ---------    ---------
             Net loans                                                         193,993      195,264
Federal Home Loan Bank ("FHLB") of New York stock, at cost                         904        1,002
Accrued interest receivable                                                      1,688        1,470
Premises and equipment, net                                                      1,363        1,542
Bank owned life insurance                                                        8,443        8,280
Prepaid expenses and other assets                                                3,123        3,281
                                                                             ---------    ---------
         Total assets                                                        $ 360,375    $ 340,858
                                                                             =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand accounts                                                        $ 124,756    $ 128,021
      Certificates of deposit                                                  144,203      123,613
                                                                             ---------    ---------
         Total deposits                                                        268,959      251,634
  Borrowings:
      Short-term FHLB of New York advances                                       3,136        2,250
      Long-term FHLB of New York advances                                        5,721        5,857
  Advance payments by borrowers for taxes and insurance                          2,097        2,118
  Accrued expenses and other liabilities                                         3,007        3,790
                                                                             ---------    ---------
         Total liabilities                                                     282,920      265,649
                                                                             ---------    ---------
Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized;
          none issued                                                             --           --
      Common stock, $0.01 par value, 20,000,000 shares authorized;
           13,225,000 issued and outstanding                                       132          132
      Additional paid-in capital                                                37,783       37,773
      Retained earnings - substantially restricted                              42,542       40,388
      Unallocated common stock held by employee stock
           ownership plan ("ESOP")                                              (2,949)      (3,038)
      Accumulated other comprehensive loss:
           Net unrealized loss on securities, net of tax                           (53)         (46)
                                                                             ---------    ---------
              Total stockholders' equity                                        77,455       75,209
                                                                             ---------    ---------
         Total liabilities and stockholders' equity                          $ 360,375    $ 340,858
                                                                             =========    =========

          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                          MARCH 31,                       MARCH 31,
                                                                -----------------------------   -----------------------------
                                                                     2006            2005            2006            2005
                                                                -------------   -------------   -------------   -------------
Interest income:
   First mortgage and other loans                               $       4,048   $       2,838   $       7,751   $       5,768
   Mortgage-backed securities                                             936             936           1,772           1,844
   Other securities and interest-earning assets                           291             215             630             335
                                                                -------------   -------------   -------------   -------------
     Total interest income                                              5,275           3,989          10,153           7,947
                                                                -------------   -------------   -------------   -------------

Interest expense:
   Deposits                                                             1,622           1,090           3,070           2,113
   Borrowings                                                              87              71             172             136
                                                                -------------   -------------   -------------   -------------
     Total interest expense                                             1,709           1,161           3,242           2,249
                                                                -------------   -------------   -------------   -------------

Net interest income before provision for loan losses                    3,566           2,828           6,911           5,698
Provision for loan losses                                                 128              22             115              36
                                                                -------------   -------------   -------------   -------------
     Net interest income after provision for loan losses                3,438           2,806           6,796           5,662
                                                                -------------   -------------   -------------   -------------

Non-interest income:
   Banking fees and service charges                                       348             352             865             776
   Net gain on sale of loans held-for-sale                                 13              --              39               5
   Other                                                                  185             120             351             294
                                                                -------------   -------------   -------------   -------------
     Total non-interest income                                            546             472           1,255           1,075
                                                                -------------   -------------   -------------   -------------

Non-interest expense:
   Compensation and fringe benefits                                     1,529           1,224           3,039           2,552
   Occupancy and equipment                                                287             224             540             448
   Other                                                                  528             401           1,024             822
                                                                -------------   -------------   -------------   -------------
     Total non-interest expense                                         2,344           1,849           4,603           3,822
                                                                -------------   -------------   -------------   -------------

Income before provision for income taxes                                1,640           1,429           3,448           2,915
Provision for income taxes                                                615             559           1,294           1,097
                                                                -------------   -------------   -------------   -------------
     Net income                                                 $       1,025   $         870   $       2,154   $       1,818
                                                                =============   =============   =============   =============
     Earnings per share:
          Basic                                                         $0.08             N/A           $0.17             N/A
          Diluted                                                       $0.08             N/A           $0.17             N/A
     Average common shares outstanding:
          Basic                                                    12,927,482             N/A      12,925,320             N/A
          Diluted                                                  12,927,482             N/A      12,925,320             N/A

          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      RETAINED                     ACCUMULATED
                                                       ADDITIONAL     EARNINGS-     UNALLOCATED      OTHER
                                                         PAID-IN      SUBSTANTIAL   COMMON STOCK  COMPREHENSIVE
                                         COMMON STOCK    CAPITAL      RESTRICTED    HELD BY ESOP      LOSS          TOTAL
                                           --------      --------      --------      --------       --------       --------
BALANCE SEPTEMBER 30, 2004                 $   --        $   --        $ 36,608      $   --         $    (15)      $ 36,593

Comprehensive income:
    Net income                                 --            --           1,818          --             --            1,818
    Net unrealized loss on securities          --            --            --            --              (17)           (17)
                                                                                                                   --------
          Comprehensive income                                                                                        1,801
                                           --------      --------      --------      --------       --------       --------
BALANCE MARCH 31, 2005                     $   --        $   --        $ 38,426      $   --         $    (32)      $ 38,394
                                           ========      ========      ========      ========       ========       ========

BALANCE SEPTEMBER 30, 2005                 $    132      $ 37,773      $ 40,388      $ (3,038)      $    (46)      $ 75,209

Comprehensive income:
    Net income                                 --            --           2,154          --             --            2,154
    Net unrealized loss on securities          --            --            --            --               (7)            (7)
                                                                                                                   --------
          Comprehensive income                                                                                        2,147
                                                                                                                   --------
Allocation of ESOP stock                       --              10          --              89           --               99
                                           --------      --------      --------      --------       --------       --------
BALANCE MARCH 31, 2006                     $    132      $ 37,783      $ 42,542      $ (2,949)      $    (53)      $ 77,455
                                           ========      ========      ========      ========       ========       ========


          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                -----------------------
                                                                                                 2006           2005
                                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $  2,154       $  1,818
     Adjustments to reconcile net income to net cash provided by operating activities:
         ESOP expense                                                                                 99           --
         Depreciation and amortization                                                               189            146
         Provision for loan losses                                                                   115             36
         Income from bank-owned life insurance                                                      (148)           (63)
         Increase (decrease) in deferred loan fees, net                                               76            (48)
         Amortization of premiums, net of accretion of discounts                                      34            250
         Accretion of discount on certificates of deposit                                             (1)          --
         Originations of loans held-for-sale                                                     (25,256)          (394)
         Proceeds from sales of loans held-for-sale                                                5,380            399
         Principal repayments on loans held-for-sale                                                  10           --
         Net gain on sales of loans held-for-sale                                                    (39)            (5)
         Increase in accrued interest receivable                                                    (218)           (19)
         Deferred income tax benefit                                                                 (81)           (16)
         Decrease (increase) in prepaid expenses and other assets                                    244            (31)
         (Decrease) increase in accrued expenses and other liabilities                              (783)             9
                                                                                                --------       --------
              Net cash (used in) provided by operating activities                                (18,225)         2,082
                                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayments in excess of loan originations (loan originations in excess of repayments)           870        (14,908)
     Proceeds from sale of loan participation interests                                            8,896          5,140
     Purchase of loans receivable                                                                 (3,000)        (1,725)
     Principal repayments on mortgage-backed securities held-to-maturity                          16,128         14,580
     Purchases of mortgage-backed securities held-to-maturity                                    (18,746)        (2,928)
     Maturities and principal pay downs of other securities held-to-maturity                         396            219
     Purchases of securities available-for-sale                                                      (89)           (67)
     Purchases of certificates of deposit                                                         (2,286)          --
     Maturities of certificates of deposit                                                         3,393            300
     Sales (purchase) of FHLB of New York stock                                                       98            (15)
     Purchases of bank-owned life insurance                                                          (15)          --
     Purchases of premises and equipment                                                             (10)           (89)
                                                                                                --------       --------
             Net cash provided by investing activities                                             5,635            507
                                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                                         17,325          5,453
     Proceeds from FHLB of New York advances                                                       2,000          3,957
     Payments of FHLB of New York advances                                                        (1,250)        (3,000)
     (Decrease) increase in advance payments by borrowers for taxes and insurance                    (21)            68
     Stock subscription proceeds                                                                    --           55,674
                                                                                                --------       --------
             Net cash provided by financing activities                                            18,054         62,152
                                                                                                --------       --------
             Net increase in cash and cash equivalents                                             5,464         64,741
Cash and cash equivalents at beginning of year                                                     8,384          7,904
                                                                                                --------       --------
Cash and cash equivalents at end of period                                                      $ 13,848       $ 72,645
                                                                                                ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
         Interest                                                                               $  3,205       $  2,260
         Taxes                                                                                     1,315            752
     Other:
         Mortgage loans held-to-maturity transferred to held-for-sale                              1,524           --
         Mortgage loans held-for-sale transferred to held-to-maturity                                658           --

          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The Company's consolidated financial statements, as presented in the Company's Form 10-K for the year ended September 30, 2005, should be read in conjunction with these statements.

NOTE 2 - COMPLETION OF PLAN OF CONVERSION AND REORGANIZATION

         On November 9, 2004, the Board of Directors adopted a plan of reorganization pursuant to which the Bank would convert to a stock savings bank under a two-tier mutual holding company structure. As part of this plan, the Bank established a federally-chartered mutual holding company known as BFS Bancorp, MHC. Upon consummation of the plan of reorganization, the Bank became a federally-chartered stock savings bank, wholly-owned by the Company. BFS Bancorp, MHC owns approximately 70% of the Company.

         Effective February 11, 2005, the Company received approval from both the SEC and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering closed April 5, 2005 and the net proceeds from the offering were approximately $37.9 million (gross proceeds of $39.7 million for the issuance of 3,967,500 shares, less offering costs of approximately $1.8 million). The Company also issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. BFS Bancorp, MHC owns 70% of the Company's outstanding shares. A portion of the proceeds were used to fund the ESOP, which purchased 317,400 shares of the Company's common stock at a cost of $3.2 million on April 5, 2005.

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

         The Company completed its stock offering on April 5, 2005, raising $39.7 million in gross proceeds and approximately $37.9 million in net proceeds. The Company issued a total of 3,967,500 shares of its common stock to public stockholders and 9,257,500 shares of its common stock to its parent, BFS Bancorp, MHC. The offering proceeds were invested on a short-term basis in liquid investments, namely, certificates of deposits, FHLB of New York term deposits and FHLB of New York overnight investments. A portion of the proceeds were used to fund the employee stock ownership plan, which purchased 317,400 shares of the Company's common stock at a cost of $3.2 million during the quarter ended June 30, 2005. The Company continues to redeploy a portion of the offering proceeds in longer-term securities and funding new loans.

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

         DEFERRED INCOME TAXES. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferredtax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if the Company projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect the Company's operating results.

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

         o UTILIZING THE NET PROCEEDS WE RECEIVED IN THE OFFERING TO BETTER MANAGE OUR INTEREST RATE RISK AND GROW OUR ASSETS. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a significant percentage of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of rising short-term interest rates, we have been able to increase interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At March 31, 2006, $13.8 million, or 3.8% of our assets, was invested in cash and cash equivalents, and $11.4 million, or 3.2% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND SEPTEMBER 30, 2005

         TOTAL ASSETS. Total assets increased by $19.5 million, or 5.7%, to $360.4 million at March 31, 2006, from $340.9 million at September 30, 2005. This increase was primarily the result of the funds received from depositors which were redeployed into loan originations, purchases of mortgage-backed securities and purchases of term deposits, offset in part by decreases in investments of certificates of deposit and repayments on the loan portfolio.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which is comprised of cash, due from banks and term deposits, increased $5.4 million to $13.8 million, or 65.2% at March 31, 2006, from $8.4 million at September 30, 2005. This increase in short-term liquidity was primarily due to the purchases of term deposits from the FHLB of New York. The Company did not have any investments in term deposits at September 30, 2005.

         INVESTMENT IN CERTIFICATES OF DEPOSIT. Certificates of deposit decreased $1.1 million, or 11.9%, to $8.2 million at March 31, 2006, from $9.3 million at September 30, 2005. The decrease in these short-term investments was primarily due to maturities of $3.4 million, offset in part by new investment purchases of $2.3 million.

         SECURITIES. Securities investments, which represents securities available-for-sale and securities held-to-maturity, increased $2.2 million, or 2.2%, to $106.0 million at March 31, 2006, from $103.8 million at September 30, 2005. This increase was due to purchases of $18.7 million in mortgage-backed securities, offset in part by repayments of $16.5 million in mortgage-backed and other securities.

         NET LOANS. Net loans before allowance for loan losses and including loans held-for-sale, increased $13.1 million, or 6.4%, to $218.3 million at March 31, 2006, from $205.2 million at September 30, 2005, primarily due to increases of $7.6 million in multi-family loans, $4.9 million in construction loans, $3.5 million in land loans and $1.1 million in one-to-four family mortgage loans, offset in part by reductions of $4.0 million in commercial mortgages and other loans.

         The Company had one non-accrual loan with an outstanding balance of approximately $190,000 at March 31, 2006 and September 30, 2005. This non-accrual loan is on a multi-family apartment building for which the Bank established a specific loss allowance and classified this loan as doubtful.

         A multi-family loan, located in Brooklyn, New York, with an outstanding principal of $746,000, was classified as substandard during the quarter ended June 30, 2005 and remained classified as substandard at March 31, 2006. The principal outstanding balance on this loan was $697,000 at March 31, 2006. The property suffered structural damage due to construction at an adjoining lot, although loan payments have remained current, management has placed the loan on substandard status due to concerns about the property damage and the borrower's ability to make future contractual payments.

         PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets including bank-owned life insurance increased $5,000, to $11.6 million at March 31, 2006, from $11.6 million at September 30, 2005. This increase was mainly due to increases in bank-owned life insurance of $163,000 and an increase in deferred tax assets of $81,000, offset in part by reductions in miscellaneous other assets of $239,000.

         DEPOSITS. Deposits increased by $17.3 million, or 6.9%, to $269.0 million at March 31, 2006, from $251.6 million at September 30, 2005. The increase was primarily due to the Bank's introduction of new certificate of deposit products and an increase in retail jumbo certificates of deposit.

         BORROWED FUNDS. Total funds borrowed, from the FHLB of New York, increased $750,000, or 9.3%, to $8.9 million at March 31, 2006, from $8.1 million at September 30, 2005. The additional borrowings were used to fund investment securities purchases.

         ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities decreased $783,000, or 20.7%, to $3.0 million at March 31, 2006, from $3.8 million at September 30, 2005. This decrease was primarily due to the payment of mortgage payables approximating

$775,000 and other accrued expenses of approximately $259,000, offset in part by additional accruals for the Supplemental Executive Retirement Plan (the "SERP") of $249,000.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased by $2.3 million, or 3.0%, to $77.5 million at March 31, 2006, from $75.2 million at September 30, 2005. The primary reason for the increase is the result of increased net income for the period.

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

         The Company's primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB of New York advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Company's competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

         A significant portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At March 31, 2006, $13.8 million or 3.8% of the Company's assets were invested in cash and cash equivalents. The Company's primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets the Company's operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company's lending requirements. Investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $11.4 million at March 31, 2006. As of March 31, 2006, the Company had $8.9 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

         At March 31, 2006, the Company had approximately $119.1 million in loan commitments outstanding, which included $31.7 million in undisbursed construction loans, $925,000 in one- to four- family loans, $1.3 million in unused home equity lines of credit, $7.2 million in commercial real estate lines of credit and $78.0 million to originate multi-family and nonresidential mortgage loans. The Company also had commitments to sell one- to four-family mortgage loans of $670,000. Certificates of deposit due within one year of March 31, 2006 totaled $98.3 million, or 65.0% of certificates of deposit. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the

Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before March 31, 2007. Management believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
2005

         NET INCOME. Net income increased $155,000, or 17.8%, to $1.0 million for the three months ended March 31, 2006, from $870,000 for the three months ended March 31, 2005. The primary reasons for the increase were a $1.3 million increase in interest income and a $74,000 increase in non-interest income, offset in part by a $548,000 increase in interest expense, a $495,000 increase in non-interest expense, a $106,000 increase in the provision for loan losses and an increase of $56,000 in the provision for income taxes.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $738,000, or 26.1% to $3.6 million for the three months ended March 31, 2006, from $2.8 million for the three months ended March 31, 2005. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $35.6 million and a 19 basis points increase in the Bank's net interest rate spread to 3.52% for the three months ended March 31, 2006, from 3.33% for the three months ended March 31, 2005. The Bank's net interest margin increased 48 basis points to 4.17% in the current quarter from 3.69% a year earlier.

         INTEREST INCOME. Interest income increased $1.3 million, or 32.2%, to $5.3 million for the three months ended March 31, 2006, from $4.0 million for the three months ended March 31, 2005. Interest income on loans increased by $1.2 million, or 42.6%, to $4.0 million for the three months ended March 31, 2006, from $2.8 million for the three months ended March 31, 2005. The primary reasons for the increase in interest income on loans were a $1.2 million increase in commercial real estate loan income, construction loan and other loan income. The average balance of the loan portfolio increased by $46.3 million to $214.9 million for the three months ended March 31, 2006, from $168.6 million for the three months ended March 31, 2005. The average yield on loans increased 81 basis points to 7.54% for the three months ended March 31, 2006, from 6.73% for the three months ended March 31, 2005. Interest income on investment securities and other interest-earning assets increased by $76,000, or 6.6%, to $1.2 million for the three months ended March 31, 2006, from $1.1 million for the three months ended March 31, 2005. The increase in interest income on investment securities and other interest-earning assets was primarily due to an increase of 52 basis points in the average yield to 3.86% for the quarter ended March 31, 2006, compared to the average yield of 3.34% for the quarter ended March 31, 2005, offset in part by a decrease in the average balance of $10.7 million, or 7.8%, to $127.3 million for the quarter ended March 31, 2006, from $138.0 million for the quarter ended March 31, 2005.

         INTEREST EXPENSE. Interest expense increased $548,000 to $1.7 million, or 47.2% for the three months ended March 31, 2006, from $1.2 million for the three months ended March 31, 2005. The increase was primarily the result of a $532,000 increase in interest expense on deposits and a $16,000 increase in interest expense on borrowed funds, reflecting an increase in the average cost of 78 basis points to 2.65% for the three months ended March 31, 2006, from 1.87% for the three months ended March 31, 2005.

         PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $128,000 for the three months ended March 31, 2006 and $22,000 for the three months ended March 31, 2005. The primary reason for this increase was due to the growth in the loan portfolio. The allowance for loan losses as of March 31, 2006 represented 0.66% of total loans, compared to 0.54% of total loans as of March 31, 2005.

         NON-INTEREST INCOME. Non-interest income increased by $74,000, or 15.7%, to $546,000 for the three months ended March 31, 2006, from $472,000 for the three months ended March 31, 2005. The increase was primarily due to increases in bank owned life insurance of $51,000, miscellaneous fees and income of $13,000, loan fees and service charges of $7,000 and net gain on sale of loans held for sale of $13,000, offset in part by a decrease of approximately $10,000 in miscellaneous income and fees for other banking products.

         NON-INTEREST EXPENSE. Non-interest expense increased by $495,000, or 26.8%, to $2.3 million for the three months ended March 31, 2006, from $1.8 million for the three months ended March 31, 2005. The increase resulted primarily from a $305,000 increase in compensation and fringe benefits, which included increases of $127,000 in salary costs, $69,000 for the Supplemental Executive Retirement Plan, $60,000 for the employee pension and ESOP plans and $49,000 in other officer and employee expenses. The increase in non-interest expense also includes increases in professional fees of $69,000, $63,000 for occupancy and equipment, $15,000 in data processing service bureau expense and other expenses of $43,000 including advertising, office supplies and printing, insurance and other operating expenses.

         INCOME TAXES. Income tax expense increased $56,000, or 10.0%, to $615,000 for the three months ended March 31, 2006, from $559,000 for the three months ended March 31, 2005. The primary reason for the increase in 2006 was an increase in net income before taxes. The effective tax rate for the three months ending March 31, 2006 was 37.5% compared to a 39.1% rate for the same period in 2005.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

         NET INCOME. Net income increased $336,000, or 18.5%, to $2.2 million for the six months ended March 31, 2006, from $1.8 million for the same period in 2005. The increase was primarily the result of a $1.2 million increase in the Bank's net interest income and a $180,000 increase in non-interest income, offset in part by increases of $79,000 in provision for loan losses, $781,000 in non-interest expense and $197,000 in provision for income taxes.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $1.2 million, or 21.3%, to $6.9 million for the six months ended March 31, 2006, from $5.7 million for the six months ended March 31, 2005. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $37.7 million, or 12.5% to $339.2 million for the six months ended March 31, 2006, from $301.5 million in 2005, offset in part by a 2 basis point decrease in the net interest rate spread to 3.45% for the six months ended March 31, 2006, from 3.47% for the six months ended March 31, 2005. The Bank's net interest margin increased 29 basis points to 4.07% in the six months ended March 31, 2006, from 3.78% for the same period in 2005.

         INTEREST INCOME. Interest income increased $2.2 million, or 27.8%, to $10.1 million for the six months ended March 31, 2006, from $7.9 million for the six months ended March 31, 2005. Interest income on mortgage and other loans increased $2.0 million, or 34.4%, to $7.8 million for the six months ended March 31, 2006, from $5.8 million for the six months ended March 31, 2005. The primary reasons for the increase in interest income on loans were a $1.9 million increase in commercial real estate and multi-family loan income and a $139,000 increase in construction loan income, offset in part by a decrease in the Bank's one- to four-family mortgage loan and other loan income of $22,000. The average balance of the loan portfolio increased $44.0 million, or 26.4%, to $210.3 million for the six months ended March 31, 2006, from $166.3 million for the same period in 2005. The average yield of loans increased 44 basis points to 7.37% for the six month period ended March 31, 2006, from 6.93% for the same period in 2005. Interest income on investment securities and other interest-earning assets increased by $223,000, or 10.2%, to $2.4 million for the six months ended March 31, 2006, from $2.2 million for the six months ended March 31, 2005. The increase in interest income on investment securities and other interest-earning assets was primarily due to a 50 basis point increase in yield to 3.73% for the period ending March 31, 2006 compared to a 3.23% yield for the same period in 2005, offset in part by a decrease in average balance of $6.2 million, or 4.6%, to $128.9 million for the six months ended March 31, 2006, from $135.1 million for the six months ended March 31, 2005.

         INTEREST EXPENSE. Interest expense increased $993,000, or 44.2%, to $3.2 million for the six months ended March 31, 2006, from $2.2 million for the six months ended March 31, 2005. The increase was primarily the result of a $957,000 increase in interest expense on deposits and a $36,000 increase in interest expense on borrowed funds, reflecting a 74 basis point increase in the average cost to 2.54% for the six months ended March 31, 2006, from 1.80% for the same period in 2005.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $115,000 for the six months ended March 31, 2006 and $36,000 for the six months ended March 31, 2005. The allowance for loan losses as of March 31, 2006 represented 0.66% of total loans, compared to 0.54% of total loans as of March 31, 2005.

         NON-INTEREST INCOME. Non-interest income increased by $180,000, or 16.7%, to $1.3 million for the six months ended March 31, 2006, from $1.1 million for the six months ended March 31, 2005. The reasons for the increase are increases in mortgage and other loan fees of $108,000, bank owned life insurance income of $85,000 and net gains on sale of mortgage loans of $34,000, partially offset by decreases in deposit related fees of $18,000 and other miscellaneous income of $29,000.

         NON-INTEREST EXPENSE. Non-interest expense increased by $781,000, or 20.4%, to $4.6 million for the six months ended March 31, 2006, from $3.8 million for the six months ended March 31, 2005. The increase resulted primarily from a $487,000 increase in compensation and fringe benefits, which included increases of $186,000 for the Supplemental Executive Retirement Plan, $124,000 for the employee pension and ESOP plans, $98,000 in salary costs for new employees and increases in base salaries for certain officers and employees and $79,000 in other officer and employee expenses which include health insurance and other miscellaneous employee expenses. The increase in non-interest expenses also reflects increases in occupancy and equipment expenses of $92,000, data processing service bureau expense of $22,000, professional fees of $108,000 and other operating expenses of $72,000.

         INCOME TAXES. Income tax expense increased $197,000, or 18.0%, to $1.3 million for the six months ended March 31, 2006, from $1.1 million for the six months ended March 31, 2005. The increase resulted primarily from increased net income before taxes. The effective tax rate for the six months ended March 31, 2006 and 2005 was 37.5% and 37.6%, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

ITEM 1A. RISK FACTORS

         There are no material changes to the risk factors as previously disclosed in the Company's Form 10-K for the year ended September 30, 2005 as filed with the SEC on December 29, 2005.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on April 11, 2006. The matters considered and voted on by the Company's stockholders at the annual meeting and the vote of the stockholders were as follows:

         MATTER 1. The election of directors, each for a three-year term.

----------------------------- --------------------- ---------- ------------------------------ ----------
            NAME                      FOR               %                WITHHOLD                 %
----------------------------- --------------------- ---------- ------------------------------ ----------
Angelo J. Di Lorenzo               12,550,767         99.7                35,162                 0.3
----------------------------- --------------------- ---------- ------------------------------ ----------
Vincent E. Caccese                 12,539,024         99.6                46,905                 0.4
----------------------------- --------------------- ---------- ------------------------------ ----------

         MATTER 2. The approval of the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.

----------------- --------- ------------------ -------- ---------------- --------- -------------------- -------
      FOR            %           AGAINST          %         ABSTAIN         %           NON-VOTE          %
----------------- --------- ------------------ -------- ---------------- --------- -------------------- -------
   11,019,338       98.2         201,127         1.8        23,018         0.0          1,342,446        0.0
----------------- --------- ------------------ -------- ---------------- --------- -------------------- -------

           MATTER 3. The ratification of the appointment of Beard Miller Company LLP as the independent auditors of the Company for the fiscal year ending September 30, 2006.

------------------ ---------- --------------------- ---------- ------------------------------ ----------
       FOR             %            AGAINST             %                 ABSTAIN                 %
------------------ ---------- --------------------- ---------- ------------------------------ ----------
   12,534,287        99.7            34,194            0.3                17,448                 0.0
------------------ ---------- --------------------- ---------- ------------------------------ ----------


ITEM 5.  OTHER INFORMATION

         On February 21, 2006 the Company executed employment agreements between the Company and Marc Leno, Senior Vice President and Chief Lending Officer of the Bank, and Marilyn Alberici, Senior Vice President and Loan Servicing Manager of the Bank. These employment agreements were effective as of February 1, 2006.

         Under the terms of the two-year employment agreements, the initial base salaries for Mr. Leno and Ms. Alberici are $142,000 and $110,100 respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees. Mr. Leno's or Ms. Alberici's employment may be terminated for cause at any time, in which event he or she would have no right to receive compensation or other benefits for any period after termination.

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


                                  BROOKLYN FEDERAL BANCORP, INC.
                                  (Registrant)


Date: May 15, 2006                /S/ ANGELO J. DI LORENZO
                                  ----------------------------------------------
                                  Angelo J. Di Lorenzo
                                  President and Chief Executive Officer


Date:  May 15, 2006               /S/ RICHARD A. KIELTY
                                  ----------------------------------------------
                                  Richard A. Kielty
                                  Executive Vice President and
                                  Chief Financial Officer