Form 10-Q
period 2006-06-30
Brooklyn Federal Bancorp, Inc.
filed 2006-08-14
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer [  ]  Accelerated Filer [  ]  Non-accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                                 Outstanding at August 11, 2006
Common Stock,  $.01 Par Value                                13,225,000

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                               Page Number

Item 1.   Financial Statements ......................................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................    9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................   19
Item 4.   Controls and Procedures....................................................   20

                              PART II.

Item 1.   Legal Proceedings..........................................................   21
Item 1A.  Risk Factors...............................................................   21
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................   21
Item 3.   Defaults Upon Senior Securities............................................   21
Item 4.   Submission of Matters to a Vote of Security Holders........................   21
Item 5.   Other Information..........................................................   21
Item 6.   Exhibits...................................................................   21

Signature Page.......................................................................   22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 2006 AND SEPTEMBER 30, 2005
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                JUNE 30,       SEPTEMBER 30,
                                         ASSETS                                  2006               2005
                                                                              -------------     -------------
                                                                               (Unaudited)
Cash and due from banks (including interest-earning balances of $10,613 and
  $5,531, respectively)                                                         $  13,314         $   8,384
Term deposits                                                                       1,300                --
Certificates of deposit                                                             7,759             9,268
Securities available-for-sale                                                       4,310             4,190
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $88,843 and $93,884,
     respectively)                                                                 92,430            95,964
  Other (estimated fair value of $2,002 and $3,569, respectively)                   2,006             3,610
Loans held-for-sale                                                                51,016             8,603
Loans                                                                             192,095           196,585
     Less: Allowance for loan losses                                                1,640             1,321
                                                                                ---------         ---------
             Net loans                                                            190,455           195,264
Federal Home Loan Bank ("FHLB") of New York stock, at cost                          1,707             1,002
Accrued interest receivable                                                         1,833             1,470
Premises and equipment, net                                                         1,329             1,542
Bank owned life insurance                                                           8,520             8,280
Prepaid expenses and other assets                                                   3,248             3,281
                                                                                ---------         ---------
         Total assets                                                           $ 379,227         $ 340,858
                                                                                =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand accounts                                                           $ 120,209         $ 128,021
      Certificates of deposit                                                     144,323           123,613
                                                                                ---------         ---------
         Total deposits                                                           264,532           251,634
  Borrowings:
      Short-term FHLB of New York advances                                         18,136             2,250
      Long-term FHLB of New York advances                                           7,471             5,857
  Advance payments by borrowers for taxes and insurance                             1,338             2,118
  Accrued expenses and other liabilities                                            9,115             3,790
                                                                                ---------         ---------
         Total liabilities                                                        300,592           265,649
                                                                                ---------         ---------
Stockholders' equity:
      Preferred stock, $0.01 par value, 1,000,000 shares authorized;
          none issued                                                                  --                --
      Common stock, $0.01 par value, 20,000,000 shares authorized;
           13,225,000 issued and outstanding                                          132               132
      Additional paid-in capital                                                   37,791            37,773
      Retained earnings - substantially restricted                                 43,680            40,388
      Unallocated common stock held by employee stock
           ownership plan ("ESOP")                                                 (2,910)           (3,038)
      Accumulated other comprehensive loss:
           Net unrealized loss on securities, net of tax                              (58)              (46)
                                                                                ---------         ---------
             Total stockholders' equity                                            78,635            75,209
                                                                                ---------         ---------
             Total liabilities and stockholders' equity                         $ 379,227         $ 340,858
                                                                                =========         =========

          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                          --------------------------   -------------------------
                                                               2006          2005          2006          2005
                                                           -----------   -----------   -----------   -----------
Interest income:
   First mortgage and other loans                          $     4,394   $     3,397   $    12,145   $     9,165
   Mortgage-backed securities                                      959           821         2,731         2,665
   Other securities and interest-earning assets                    264           293           894           628
                                                           -----------   -----------   -----------   -----------
     Total interest income                                       5,617         4,511        15,770        12,458
                                                           -----------   -----------   -----------   -----------

Interest expense:
   Deposits                                                      1,701         1,202         4,771         3,315
   Borrowings                                                      171            61           343           197
                                                           -----------   -----------   -----------   -----------
     Total interest expense                                      1,872         1,263         5,114         3,512
                                                           -----------   -----------   -----------   -----------

Net interest income before provision for loan losses             3,745         3,248        10,656         8,946
Provision for loan losses                                          204           128           319           164
                                                           -----------   -----------   -----------   -----------
     Net interest income after provision for loan losses         3,541         3,120        10,337         8,782
                                                           -----------   -----------   -----------   -----------

Non-interest income:
   Banking fees and service charges                                372           284         1,237         1,060
   Net gain on sale of loans held-for-sale                           9            --            48             5
   Other                                                           180           180           531           474
                                                           -----------   -----------   -----------   -----------
     Total non-interest income                                     561           464         1,816         1,539
                                                           -----------   -----------   -----------   -----------

Non-interest expense:
   Compensation and fringe benefits                              1,527         1,278         4,566         3,830
   Occupancy and equipment                                         240           237           780           685
   Other                                                           501           555         1,525         1,377
                                                           -----------   -----------   -----------   -----------
     Total non-interest expense                                  2,268         2,070         6,871         5,892
                                                           -----------   -----------   -----------   -----------

Income before provision for income taxes                         1,834         1,514         5,282         4,429
Provision for income taxes                                         696           418         1,990         1,515
                                                           -----------   -----------   -----------   -----------
     Net income                                            $     1,138   $     1,096   $     3,292   $     2,914
                                                           ===========   ===========   ===========   ===========
     Earnings per share:

          Basic                                                  $0.09         $0.08         $0.25           N/A
          Diluted                                                $0.09         $0.08         $0.25           N/A
     Average common shares outstanding:
          Basic                                             12,931,449    12,909,944    12,927,363           N/A
          Diluted                                           12,931,449    12,909,944    12,927,363           N/A

          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            RETAINED                      ACCUMULATED
                                                                            EARNINGS-      UNALLOCATED        OTHER
                                                            ADDITIONAL     SUBSTANTIALLY   COMMON STOCK   COMPREHENSIVE
                                         COMMON STOCK    PAID-IN CAPITAL    RESTRICTED     HELD BY ESOP        LOSS        TOTAL
                                         ------------    ---------------   -------------   ------------   -------------  --------
BALANCE SEPTEMBER 30, 2004                  $  --           $     --          $ 36,608       $     --        $  (15)     $ 36,593

Comprehensive income:
    Net income                                 --                 --             2,914             --            --         2,914
    Net unrealized loss on securities          --                 --                --             --           (18)          (18)
                                                                                                                         --------
          Comprehensive income                                                                                              2,896
                                                                                                                         --------
Sale of 3,967,500 shares of
   common stock in the initial
   public offering and issuance
   of 9,257,500 shares to the
   mutual holding company                     132             37,762                --             --            --        37,894
Purchase of common stock by the ESOP           --                 --                --         (3,174)           --        (3,174)
Allocation of ESOP stock                       --                 --                --             68            --            68
                                            -----           --------          --------       --------        ------      --------
BALANCE JUNE 30,2005                        $ 132           $ 37,762          $ 39,522       $ (3,106)       $  (33)     $ 74,277
                                            =====           ========          ========       ========        ======      ========
BALANCE SEPTEMBER 30, 2005                  $ 132           $ 37,773          $ 40,388       $ (3,038)       $  (46)     $ 75,209

Comprehensive income:
    Net income                                 --                 --             3,292             --            --         3,292
    Net unrealized loss on securities          --                 --                --             --           (12)          (12)
                                                                                                                         --------
          Comprehensive income                                                                                              3,280
                                                                                                                         --------
Allocation of ESOP stock                       --                 18                --            128            --           146
                                            -----           --------          --------       --------        ------      --------
Balance June 30, 2006                       $ 132           $ 37,791          $ 43,680       $ (2,910)       $  (58)     $ 78,635
                                            =====           ========          ========       ========        ======      ========

          See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30,2006 AND 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           -------------------------
                                                                                               2006        2005
                                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $  3,292    $  2,914
     Adjustments to reconcile net income to net cash provided by operating activities:
         ESOP expense                                                                             146          68
         Depreciation and amortization                                                            277         235
         Provision for loan losses                                                                319         164
         Income from bank-owned life insurance                                                   (225)       (129)
         Increase in deferred loan fees, net                                                      168          70
         Amortization of premiums, net of accretion of discounts                                   51         278
         Accretion of discount on certificates of deposit                                          (3)         --
         Originations of loans held-for-sale                                                  (58,812)       (394)
         Proceeds from sales of loans held-for-sale                                             6,099         399
         Principal repayments on loans held-for-sale                                              313          --
         Net gain on sales of loans held-for-sale                                                 (48)         (5)
         Proceeds from sale of loan participation interests                                    14,838       7,518
         Increase in accrued interest receivable                                                 (363)        (33)
         Deferred income tax benefit                                                             (252)       (230)
         Decrease in prepaid expenses and other assets                                            295          19
         Increase in accrued expenses and other liabilities                                     5,325         709
                                                                                             --------    --------
              Net cash (used in) provided by operating activities                             (28,580)     11,583
                                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayments in excess of loan originations (loan originations in excess of repayments)      2,519     (31,170)
     Purchase of loans receivable                                                              (3,000)     (1,889)
     Principal repayments on mortgage-backed securities held-to-maturity                       22,226      22,351
     Purchases of mortgage-backed securities held-to-maturity                                 (18,746)    (11,963)
     Maturities and principal pay downs of other securities held-to-maturity                    1,607         220
     Purchases of securities available-for-sale                                                  (142)       (108)
     Purchases of certificates of deposit                                                      (3,979)     (2,991)
     Maturities of certificates of deposit                                                      5,491         300
     (Purchase) sales of FHLB of New York stock                                                  (705)         94
     Purchases of bank-owned life insurance                                                       (15)     (3,765)
     Purchases of premises and equipment                                                          (64)       (369)
                                                                                             --------    --------
             Net cash provided by (used in) investing activities                                5,192     (29,290)
                                                                                             --------    --------
CASH FROM FINANCING ACTIVITIES:
     Increase (decrease) in deposits                                                           12,898      (3,181)
     Proceeds from FHLB of New York advances                                                   20,000       5,707
     Payments of FHLB of New York advances                                                     (2,500)     (8,831)
     Decrease in advance payments by borrowers for taxes and insurance                           (780)     (1,135)
     Net proceeds from common stock issuance                                                       --      37,894
     Loan to the ESOP for purchase of common stock                                                 --      (3,174)
                                                                                             --------    --------
             Net cash provided by financing activities                                         29,618      27,280
                                                                                             --------    --------
             Net increase in cash and cash equivalents                                          6,230       9,573
Cash and cash equivalents at beginning of year                                                  8,384       7,904
                                                                                             --------    --------
Cash and cash equivalents at end of period                                                   $ 14,614    $ 17,477
                                                                                             ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                            $  5,100    $  3,514
         Taxes                                                                                  2,201       2,077
     Other:
         Mortgage loans held-to-maturity transferred to held-for-sale                           3,451          --
         Mortgage loans held-for-sale transferred to held-to-maturity                           1,265          --

          See accompanying notes to consolidated financial statements.
                                        4

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The Company's consolidated financial statements, as presented in the Company's Form 10-K for the year ended September 30, 2005, should be read in conjunction with these statements.

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

NOTE 4 - IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position and results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in exchange for any award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of SFAS No. 123R includes the recognition and retention plan and the stock option plan the Company expects to adopt. As a public company, the Company has adopted SFAS No. 123R in its first reporting period beginning after June 15, 2005 (i.e., the quarter beginning October 1, 2005). For shares awarded under the recognition and retention plan, the Company will generally recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period. For options granted under the stock option plan, the Company will generally recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of its stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. SFAS No. 123R did not change existing accounting principles applicable to employee stock ownership plans. At the Company's annual meeting, the stockholders approved the Stock Plans, but at this time there have been no grants made. When the Company implements the Stock Plans, it is anticipated it will have a material impact on its financial statements.

     FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Brooklyn Federal Bancorp, Inc., the effective date will be the second quarter of fiscal 2006. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

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

     In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEPT SECURITIES ACQUIRED IN A TRANSFER." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provisions of this standard will have a material impact on the Company's results of operations or financial condition.

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

     As a substantial amount of the Company's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions on appraisals are instrumental in determining the value of the properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. The Company also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses the Company has established which could have a material negative effect on its financial results.

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

BUSINESS STRATEGY

     Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service. Our business strategy historically has been to emphasize one- to four-family residential mortgage lending. While we will continue to engage in this type of lending, management has determined to broaden the range of our products and services to enhance profitability, consistent with safety and soundness. In recent years, we have significantly expanded our multi-family, commercial real estate, construction and land lending. We have also introduced additional products and services, such as debit cards and internet banking. We cannot assure you that we will successfully implement our business strategy.

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

     o CONTINUING TO INCREASE OUR MULTI-FAMILY, COMMERCIAL REAL ESTATE, CONSTRUCTION AND LAND LENDING. Historically, we have emphasized one- to four-family residential lending within our market area. While one- to four-family loan originations remain an important form of loans because of our expertise with this type of lending, in the past five years we have emphasized the origination of loans secured by multi-family properties and commercial real estate, construction and land loans as a means of increasing our interest and fee income. Multi-family, commercial real estate, construction and land lending generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. The repayment of multi-family, commercial real estate, construction and land loans depends upon the business and financial condition of the borrower and, in the case of construction loans, on the economic viability of projects financed. Consequently, we, like other financial institutions, generally charge higher rates of interest for these types of loans compared to one- to four-family residential loans. We have invested in a new loan servicing system and additional personnel to allow us to service these types of loans more efficiently.

     o INCREASING OUR REAL ESTATE LENDING CAPACITY. The additional capital raised in the stock offering increased our lending capacity by enabling us to originate more loans and loans with larger balances. This permits us to serve borrowers with larger lending needs and to originate larger loans than we have originated in the past.

     o UTILIZING THE NET PROCEEDS WE RECEIVED IN THE OFFERING TO BETTER MANAGE OUR INTEREST RATE RISK AND GROW OUR ASSETS. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a significant percentage of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of rising short-term interest rates, we have been able to increase interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At June 30, 2006, $14.6 million, or 3.9% of our assets, was invested in cash and cash equivalents, and $9.9 million, or 2.6% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND SEPTEMBER 30, 2005

     TOTAL ASSETS. Total assets increased by $38.3 million, or 11.3%, to $379.2 million at June 30, 2006, from $340.9 million at September 30, 2005. This increase was primarily the result of the funds received from depositors and proceeds from advances with the FHLB, which were redeployed into loan originations, purchases of mortgage-backed securities and purchases of term deposits, offset in part by decreases in investments of certificates of deposit, repayments on investment securities, proceeds from sale of loan participation interests and repayments on the loan portfolio.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which is comprised of cash, due from banks and term deposits, increased $6.2 million or 74.3% to $14.6 million, at June 30, 2006, from $8.4 million at September 30, 2005. This increase in short-term liquidity was primarily due to loan receipts on June 30, 2006 to the FHLB of New York and the purchases of term deposits from the FHLB of New York. The Company did not have any investments in term deposits from the FHLB of New York at September 30, 2005.

     INVESTMENT IN CERTIFICATES OF DEPOSIT. Certificates of deposit decreased $1.5 million, or 16.3%, to $7.8 million at June 30, 2006, from $9.3 million at September 30, 2005. The decrease in these short-term investments was primarily due to maturities of $5.5 million, offset in part by new investment purchases of $4.0 million.

     SECURITIES. Securities investments, which represent securities available-for-sale and securities held-to-maturity, decreased $5.0 million, or 4.8%, to $98.8 million at June 30, 2006, from $103.8 million at September 30, 2005. This decrease was primarily due to repayments and maturities of $23.8 million in mortgage-backed and other securities, offset in part by purchases of $18.8 million in mortgage-backed and other securities.

     NET LOANS. Net loans before allowance for loan losses and including loans held-for-sale, increased $37.9 million, or 18.5%, to $243.1 million at June 30, 2006, from $205.2 million at September 30, 2005, primarily due to increases of $20.0 million in multi-family loans, $5.5 million in construction loans, $16.4 million in land loans, $600,000 in one-to-four family mortgage loans and $67,000 in other loans, offset in part by a reduction of $4.4 million in commercial mortgage loans and an increase in net deferred fees of approximately $200,000.

     The Company had one non-accrual loan with an outstanding balance of approximately $175,000 and $190,000 at June 30, 2006 and September 30, 2005, respectively. This non-accrual loan is on a multi-family apartment building for which the Bank established a specific loss allowance and classified this loan as doubtful.

     A multi-family loan, located in Brooklyn, New York, with an outstanding principal of $746,000, was classified as substandard during the quarter ended June 30, 2005 and remained classified as substandard at June 30, 2006. The principal outstanding balance on this loan was $681,000 at June 30, 2006. The property suffered structural damage due to construction at an adjoining lot, although loan payments have remained current, management has placed the loan on substandard status due to concerns about the property damage and the borrower's ability to make future contractual payments.

     PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets including bank-owned life insurance increased $207,000, or 1.8%, to $11.8 million at June 30, 2006, from $11.6 million at September 30, 2005. This increase was mainly due to increases in bank-owned life insurance of $240,000 and an increase in deferred tax assets of $252,000, offset in part by reductions in miscellaneous other assets of $285,000.

     DEPOSITS. Deposits increased by $12.9 million, or 5.1%, to $264.5 million at June 30, 2006, from $251.6 million at September 30, 2005. The increase was primarily due to the Bank's introduction of new deposit products and an increase in retail jumbo certificates of deposit.

     BORROWED FUNDS. Total funds borrowed from the FHLB of New York, increased $17.5, or 215.9%, to $25.6 million at June 30, 2006, from $8.1 million at September 30, 2005. The additional borrowings were used to fund the loan and investment portfolios.

     ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $5.3 million, or 140.5%, to $9.1 million at June 30, 2006, from $3.8 million at September 30, 2005. This increase was primarily due to the receipt of funds relating to the loan portfolio participation payables approximating $4.5 million, additional accruals for the Supplemental Executive Retirement Plan (the "SERP") of $371,000 and other increases in accounts payable and accrued expenses of approximately $400,000.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased by $3.4 million, or 4.6%, to $78.6 million at June 30, 2006, from $75.2 million at September 30, 2005. The primary reason for the increase is the result of net income for the period.

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

     A significant portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At June 30, 2006, $14.6 million or 3.9% of the Company's assets were invested in cash and cash equivalents. The Company's primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets the Company's operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company's lending requirements. Investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $9.9 million at June 30, 2006. As of June 30, 2006, the Company had $25.6 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

     At June 30, 2006, the Company had approximately $101.1 million in loan commitments outstanding, which included $28.2 million in undisbursed construction loans, $940,000 in one- to four- family loans, $1.2 million in unused home equity lines of credit, $12.8 million in commercial real estate lines of credit and $57.9 million to originate multi-family and nonresidential mortgage loans. The Company had no commitments to sell mortgage loans at June 30, 2006. Certificates of deposit due within one year of June 30, 2006 totaled $97.4 million, or 67.5% of certificates of deposit. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before June 30, 2007. Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

         The following table sets forth the Bank's capital position at June 30, 2006, as compared to the minimum regulatory capital requirements:

                                                                                              To be well Capitalized
                                                                        Minimal Capital       Under Prompt Corrective
                                                 Actual                  Requirements            Actions Provisions
                                     --------------------------------------------------------------------------------
                                         Amount        Ratio        Amount          Ratio       Amount        Ratio
                                        --------       -----      ---------         -----     ----------      -----
                                                                 (Dollars in thousands)
Total risk-based capital
       (to risk-weighted assets)        $ 63,142        25.2%     $  20,028          8.0%     $   25,035        10.0%
Tier 1 risk-based capital
       (to risk-weighted assets)          61,560        24.6         10,014          4.0          15,021         6.0
Tangible capital
       (to tangible assets)               61,560        16.3          5,688          1.5             N/A         N/A
Tier 1 leverage (core) capital
       (to adjusted tangible assets)      61,560        16.3         11,376          3.0          18,959         5.0

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     The following tables set forth the Bank's contractual obligations and commercial commitments at June 30, 2006:

                                               Payment Due by Period

                                                                      More than One    More Than Three
                                                        One Year or    Year Through     Years through      More Than
CONTRACTUAL OBLIGATIONS                      Total         less        Three Years        Five Years       Five Years
-----------------------                ------------------------------------------------------------------------------
                                                                      (In thousands)
FHLB of New York Advances                 $  25,607     $  18,136      $     5,971       $      1,000      $     500
Certificates of Deposit                     144,323        97,352           31,630             15,341             --
Lease obligations                             4,691           350              894              1,010          2,437
                                          ---------     ---------      -----------       ------------     ----------
           Total                          $ 174,621     $ 115,838      $    38,495       $     17,351     $    2,937
                                          =========     =========      ===========       ============     ==========

                                          Commitment Expiration by Period

                                                                      More than One     More Than Three
                                                        One Year or    Year Through      Years through      More Than
OFF-BALANCE SHEET ARRANGEMENTS               Total         less        Three Years         Five Years       Five Years
------------------------------         ------------------------------------------------------------------------------
                                                                      (In thousands)
To originate loans                        $  66,808     $  66,808       $       --         $       --       $     --
Unused lines of credit                       34,277        34,277               --                 --             --
                                          ---------     ---------       ----------         ----------       --------
           Total                          $ 101,085     $ 101,085       $       --         $       --       $     --
                                          =========     =========       ==========         ==========       ========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,2006 AND 2005

     NET INCOME. Net income increased $42,000, or 3.8%, to $1.1 million for the three months ended June 30, 2006 and 2005, respectively. The primary reasons for the increase were a $1.1 million increase in interest income and a $97,000 increase in non-interest income, offset in part by a $609,000 increase in interest expense, a $198,000 increase in non-interest expense, a $76,000 increase in the provision for loan losses and an increase of $278,000 in the provision for income taxes.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $497,000, or 15.3%, to $3.7 million for the three months ended June 30, 2006, from $3.2 million for the three months ended June 30, 2005. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $26.2 million and a 14 basis points increase in the Bank's net interest rate spread to 3.55% for the three months ended June 30, 2006, from 3.41% for the three months ended June 30, 2005. The Bank's net interest margin increased 27 basis points to 4.25% in the three months ended June 30, 2006 compared to 3.98% for the three months ended June 30, 2005.

     INTEREST INCOME. Interest income increased $1.1 million, or 24.5%, to $5.6 million for the three months ended June 30, 2006, from $4.5 million for the three months ended June 30, 2005. Interest income on loans increased by $997,000, or 29.3%, to $4.4 million for the three months ended June 30, 2006, from $3.4 million for the three months ended June 30, 2005. The primary reasons for the increase in interest income on loans were a $755,000 increase in multi-family and commercial real estate loan income, $167,000 in construction loan income and $73,000 in one- to four-family and other loan income. The average balance of the loan portfolio increased by $49.7 million to $232.2 million for the three months ended June 30, 2006, from $182.5 million for the three months ended June 30, 2005. The average yield on loans increased 13 basis points to 7.57% for the three months ended June 30, 2006, from 7.44% for the three months ended June 30, 2005. Interest income on investment securities and other interest-earning assets increased by $109,000, or 9.8%, to $1.2 million for the three months ended June 30, 2006, from $1.1 million for the three months ended June 30, 2005. The increase in interest income on investment securities and other interest-earning assets was primarily due to an increase of 97 basis points in the average yield to 4.07% for the quarter ended June 30, 2006, compared to the average yield of 3.10% for the quarter ended June 30, 2005, offset in part by a decrease in the average balance of $23.4 million, or 16.3%, to $120.1 million for the quarter ended June 30, 2006, from $143.5 million for the quarter ended June 30, 2005.

     INTEREST EXPENSE. Interest expense increased $609,000, or 48.2%, to $1.9 million for the three months ended June 30, 2006, from $1.3 million for the three months ended June 30, 2005. The increase was primarily the result of a $499,000 increase in interest expense on deposits and a $110,000 increase in interest expense on borrowed funds, reflecting an increase in the average cost of 71 basis points to 2.83% for the three months ended June 30, 2006, from 2.12% for the three months ended June 30, 2005.

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased $76,000, or 59.4%, to $204,000 for the three months ended June 30, 2006, from $128,000 for the three months ended June 30, 2005. The primary reason for this increase was due to the growth in the loan portfolio. The allowance for loan losses as of June 30, 2006 represented 0.67% of total loans, compared to 0.57% of total loans as of June 30, 2005.

     NON-INTEREST INCOME. Non-interest income increased by $97,000, or 20.9%, to $561,000 for the three months ended June 30, 2006, from $464,000 for the three months ended June 30, 2005. The increase was primarily due to increases in loan fees and service charges of $92,000, bank owned life insurance of $11,000, and net gain on sale of loans held for sale of $9,000, offset in part by a decrease of approximately $14,000 in miscellaneous income and fees for other banking products.

     NON-INTEREST EXPENSE. Non-interest expense increased by $198,000, or 9.6%, to $2.3 million for the three months ended June 30, 2006, from $2.1 million for the three months ended June 30, 2005. The increase resulted primarily from a $249,000 increase in compensation and fringe benefits, which included increases of $200,000 in salary costs, $43,000 for the Supplemental Executive Retirement Plan, $15,000 for the employee pension plans and $12,000 in other officer and employee expenses, offset in part by a reduction of the ESOP expense of $21,000. The increase in non-interest expense also includes increases of $3,000 for occupancy and equipment, $13,000 in data processing service bureau expense, offset in part by reductions in professional fees of $8,000 and other expenses of $59,000 including advertising, office supplies and printing, insurance and other operating expenses.

         INCOME TAXES. Income tax expense increased $278,000, or 66.5%, to $696,000 for the three months ended June 30, 2006, from $418,000 for the three months ended June 30, 2005. The primary reason for the increase in 2006 was an increase in income before taxes. The effective tax rate for the three months ending June 30, 2006 was 37.9%. The effective tax rate for the three months ending June 30, 2005 was 27.6% due to lower income for the period and the reversal of approximately $80,000 in certain prior period tax accruals, which were no longer required.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30,2006 AND 2005

     NET INCOME. Net income increased $378,000, or 13.0%, to $3.3 million for the nine months ended June 30, 2006, from $2.9 million for the same period in 2005. The increase was primarily the result of a $1.7 million increase in the Bank's net interest income and a $277,000 increase in non-interest income, offset in part by increases of $155,000 in provision for loan losses, $979,000 in non-interest expense and $475,000 in provision for income taxes.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $1.7 million, or 19.1%, to $10.6 million for the nine months ended June 30, 2006, from $8.9 million for the nine months ended June 30, 2005. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $33.9 million, or 10.9% to $343.6 million for the nine months ended June 30, 2006, from $309.7 million in 2005 and a 3 basis point increase in the net interest rate spread to 3.48% for the nine month period ended June 30, 2006 from 3.45% for the nine months ended June 30, 2005. The Bank's net interest margin increased 29 basis points to 4.14% in the nine months ended June 30, 2006, from 3.85% for the nine months ended June 30, 2005.

     INTEREST INCOME. Interest income increased $3.3 million, or 26.6%, to $15.8 million for the nine months ended June 30, 2006, from $12.5 million for the nine months ended June 30, 2005. Interest income on mortgage and other loans increased $3.0 million, or 32.5%, to $12.1 million for the nine months ended June 30, 2006, from $9.1 million for the nine months ended June 30, 2005. The primary reasons for the increase in interest income on loans were a $2.6 million increase in commercial real estate and multi-family loan income, a $307,000 increase in construction loan income and an increase of $51,000 in the one- to four-family mortgage loan and other loan income. The average balance of the loan portfolio increased $45.9 million, or 26.7%, to $217.6 million for the nine months ended June 30, 2006, from $171.7 million for the same period in 2005. The average yield of loans increased 33 basis points to 7.44% for the nine month period ended June 30, 2006, from 7.11% for the same period in 2005. Interest income on investment securities and other interest-earning assets increased by $332,000, or 10.1%, to $3.6 million for the nine months ended June 30, 2006, from $3.3 million for the nine months ended June 30, 2005. The increase in interest income on investment securities and other interest-earning assets was primarily due to a 66 basis point increase in yield to 3.84% for the period ending June 30, 2006 compared to a 3.18% yield for the same period in 2005, offset in part by a decrease in average balance of $11.9 million, or 8.7%, to $126.0 million for the nine months ended June 30, 2006, from $137.9 million for the nine months ended June 30, 2005.

     INTEREST EXPENSE. Interest expense increased $1.6 million, or 45.6%, to $5.1 million for the nine months ended June 30, 2006, from $3.5 million for the nine months ended June 30, 2005. The increase was primarily the result of a $1.5 million increase in interest expense on deposits and a $146,000 increase in interest expense on borrowed funds, reflecting a 73 basis point increase in the average cost to 2.64% for the nine months ended June 30, 2006, from 1.91% for the same period in 2005.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $155,000, or 94.5%, to $319,000 for the nine months ended June 30, 2006, from $164,000 for the nine months ended June 30, 2005. The allowance for loan losses as of June 30, 2006 represented 0.67% of total loans, compared to 0.57% of total loans as of June 30, 2005.

     NON-INTEREST INCOME. Non-interest income increased by $277,000, or 18.0%, to $1.8 million for the nine months ended June 30, 2006, from $1.5 million for the nine months ended June 30, 2005. The reasons for the increase are increases in mortgage and other loan fees of $199,000, bank owned life insurance income of $96,000 and net gains on sale of mortgage loans of $43,000, partially offset by decreases in deposit related fees of $22,000 and other miscellaneous income of $39,000.

     NON-INTEREST EXPENSE. Non-interest expense increased by $979,000, or 16.6%, to $6.9 million for the nine months ended June 30, 2006, from $5.9 million for the nine months ended June 30, 2005. The increase resulted primarily from a $736,000 increase in compensation and fringe benefits, which included increases of $229,000 for the Supplemental Executive Retirement Plan, $118,000 for the employee pension and ESOP plans, $298,000 in salary costs for new employees and increases in base salaries for certain officers and employees and $91,000 in other officer and employee expenses which include health insurance and other miscellaneous employee expenses. The increase in non-interest expenses also reflects increases in occupancy and equipment expenses of $95,000, data processing service bureau expense of $35,000, professional fees of $100,000 and other operating expenses of $13,000.

     INCOME TAXES. Income tax expense increased $475,000, or 31.40%, to $2.0 million for the nine months ended June 30, 2006, from $1.5 million for the nine months ended June 30, 2005. The increase resulted primarily from increased income before taxes. The effective tax rate for the nine months ended June 30, 2006 was 37.7%. The effective tax rate for the nine months ended June 30, 2005 was 34.2% due to lower income before taxes and the reversal of $80,000 in certain prior period tax accruals, which were no longer required.

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

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     11   Computation of Earnings Per Share

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

                                           BROOKLYN FEDERAL BANCORP, INC.
                                           (Registrant)


Date:  August 14, 2006                     /s/ Angelo J. Di Lorenzo
                                           -------------------------------------
                                           Angelo J. Di Lorenzo
                                           President and Chief Executive Officer


Date:  August 14, 2006                     /s/ Richard A. Kielty
                                           -------------------------------------
                                           Richard A. Kielty
                                           Executive Vice President and
                                           Chief Financial Officer