Form 10-K
period 2006-09-30
Brooklyn Federal Bancorp, Inc.
filed 2006-12-29
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended September 30, 2006; OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to _______

                        Commission file Number 000-51208

                         BROOKLYN FEDERAL BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Federal                                          20-2659598
     -----------------------------                           -------------------
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  81 Court Street, Brooklyn, New York                              11201
---------------------------------------                           --------
(Address of principal executive offices)                          (Zip Code)

                                 (718) 855-8500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
           -----------------------------------------------------------
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
           -----------------------------------------------------------
          (Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Yes [_] No [X]

   Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company. Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter was $44,431,556.

The number of shares outstanding of the registrant's common stock was 13,225,000 as of December 28, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Proxy Statement for 2007 Annual Meeting of Stockholders of the Registrant (Part
III).

                         BROOKLYN FEDERAL BANCORP, INC.
                                 2006 FORM 10-K
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
------

Item 1.      Business                                                          1
Item 1A.     Risk Factors                                                     33
Item 1B.     Unresolved Staff Comments                                        36
Item 2.      Properties                                                       36
Item 3.      Legal Proceedings                                                37
Item 4.      Submission of Matters to a Vote of Security Holders              37

PART II
-------

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                37
Item 6.      Selected Financial Data                                          38
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation                               39
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk       50
Item 8.      Financial Statements and Supplementary Data                      52
Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           90
Item 9A.     Controls and Procedures                                          90
Item 9B.     Other Information                                                90

PART III
--------

Item 10.     Directors and Executive Officers of the Registrant               90
Item 11.     Executive Compensation                                           91
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       91
Item 13.     Certain Relationships and Related Transactions, and
             Director Independence                                            91
Item 14.     Principal Accounting Fees and Services                           91

PART IV
-------

Item 15.     Exhibits, Financial Statement Schedules                          92

SIGNATURES                                                                    94

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

ITEM 1. BUSINESS
----------------

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

BROOKLYN FEDERAL BANCORP, INC.

     Brooklyn Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Brooklyn Federal Savings Bank (the "Bank") as part of the Bank's reorganization into the mutual holding company structure. For further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission (the "SEC") on February 11, 2005 (File Number 333-121580). The Company completed its initial public offering on April 5, 2005.

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

     At September 30, 2006, we had total assets of $408.0 million, total deposits of $271.0 million and stockholders' equity of $80.0 million. Our net income for the year ended September 30, 2006 was $4.6 million. Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, construction loans and loans secured by commercial real estate or multi-family real estate, land loans and, to a lesser extent, a variety of consumer loans and home equity loans. The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

     Our website address is www.brooklynbank.com. Information on our website should not be considered a part of this document.

COMPETITION

     We face intense competition within our market area both in making loans and attracting deposits. The New York City metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of September 30, 2006 our market share of deposits represented less than 1.0% of deposits in each of Kings, Nassau, and Suffolk Counties, New York, respectively.

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

MARKET AREA

     We are part of the diverse economy of the New York City metropolitan area. Brooklyn (Kings County) is an urban market area while Nassau and Suffolk Counties are suburban. Our market area has a stable population and household base. During the past four years, the population of Kings, Nassau and Suffolk Counties increased approximately 1.0%, 1.0%, and 4.0% respectively. In 2004, the median household income for Kings, Nassau, and Suffolk Counties was $34,330, $79,831 and $71,855, respectively. Our primary lending area is concentrated in Brooklyn and Nassau and Suffolk Counties, New York, although we originate loans in all five boroughs of New York City as well as Westchester County, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. Our customer base consists primarily of middle-income households, and to a lesser extent low- to moderate-income households. The median household income for Brooklyn is below the national and New York state median household incomes. In addition, the unemployment rate in Kings County is higher than in the surrounding suburbs.

LENDING ACTIVITIES

     Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past five years, we have increased our origination of multi-family, commercial real estate and construction loans in an effort to increase interest income, and these loans have increased from 34.4% of our total loans receivable at September 30, 2002 to 69.4% of our total loans receivable at September 30, 2006. One- to four-family residential real estate mortgage loans represented $56.7 million, or 28.9%, of our loans receivable at September 30, 2006. Multi-family real estate loans totaled $46.3 million, or 23.6% of the total loans receivable at September 30, 2006. Commercial real estate loans totaled $71.8 million, or 36.6% of our total loans receivable at September 30, 2006. Construction loans totaled $18.2 million, or 9.3% and land loans totaled $2.9 million, or 1.5% of the total loans receivable at September 30, 2006. At September 30, 2006, we had $92.7 million in loans held-for-sale compared to $16.5 million at September 30, 2002, representing an increase of $76.3 million, or 463.5%. On a limited basis, we originate consumer loans. We sell most of our longer-term residential loans to Freddie Mac or the Federal Home Loan Bank of New York and other investors, on a servicing-retained basis. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines.

     LOANS RECEIVABLE PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated.

                                                                       AT SEPTEMBER 30,
                                ---------------------------------------------------------------------------------------------
                                       2006               2005               2004               2003               2002
                                -----------------  -----------------  -----------------  -----------------  -----------------
                                 AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family ........  $ 56,722    28.87% $ 54,840    27.85% $ 57,142    34.80% $ 71,235    47.52% $ 92,155    65.01%
   Multi-family ..............    46,255    23.55%   46,244    23.48%   35,690    21.73%   24,034    16.04%   18,174    12.82%
   Commercial real estate ....    71,805    36.56%   71,596    36.35%   54,669    33.29%   44,036    29.38%   27,286    19.25%
   Construction ..............    18,169     9.25%   20,305    10.31%   16,425    10.00%   10,111     6.75%    3,281     2.32%
   Land ......................     2,924     1.49%    3,570     1.81%       --       --%       --       --%       --       --%
Consumer and other ...........       551     0.28%      398     0.20%      294     0.18%      474     0.31%      858     0.60%
                                --------           --------           --------           --------           --------
Total loans receivable .......  $196,426   100.00% $196,953   100.00% $164,220   100.00% $149,890   100.00% $141,754   100.00%
                                           ======             ======             ======             ======             ======
Other items:
Net deferred loan fees .......      (314)              (368)              (273)              (419)              (628)
Allowance for loan losses ....    (1,757)            (1,321)              (920)              (848)              (720)
                                --------           --------           --------           --------           --------
Total loans receivable, net ..  $194,355           $195,264           $163,027           $148,623           $140,406
                                ========           ========           ========           ========           ========

     LOANS HELD-FOR-SALE PORTFOLIO COMPOSITION. The following table sets forth the composition of our held-for-sale loan portfolio, by type of loan at the dates indicated.

                                                                      AT SEPTEMBER 30,
                                   --------------------------------------------------------------------------------------
                                         2006             2005             2004              2003              2002
                                   ----------------  ---------------  ---------------  ----------------  ----------------
                                    AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                                   -------  -------  ------  -------  ------  -------  -------  -------  -------  -------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family ............  $   720     0.78% $  540     6.28%  $--       --%   $   705     5.73% $    --       --%
   Multi-family .................   27,278    29.42%    850     9.88%   --       --%        --       --%      --       --%
   Commercial real estate .......   26,871    28.98%  6,058    70.42%   --       --%    11,601    94.27%  16,454   100.00%
   Construction .................   13,385    14.44%    480     5.58%   --       --%        --       --%      --       --%
   Land .........................   24,463    26.38%    675     7.84%   --       --%        --       --%      --       --%
                                   -------           ------            ---             -------           -------
Total loans held-for-sale .......  $92,717   100.00% $8,603   100.00%  $--       --%   $12,306   100.00% $16,454   100.00%
                                             ======           ======            ===              ======            ======
Other items:
Net deferred loan fees ..........     (474)              --             --                 (85)              (41)
                                   -------           ------            ---             -------           -------
Total loans held-for-sale, net ..  $92,243           $8,603            $--             $12,221           $16,413
                                   =======           ======            ===             =======           =======

     LOAN PORTFOLIO MATURITIES. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2006, including loans held-for-sale totaling $92.7 million at September 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                             ONE-TO      MULTI-    COMMERCIAL                             CONSUMER
                          FOUR-FAMILY    FAMILY   REAL ESTATE   CONSTRUCTION     LAND    AND OTHER     TOTAL
                          -----------   -------   -----------   ------------   -------   ---------   --------
                                                             (IN THOUSANDS)
Due During the Years
Ending September 30,
--------------------
2007 ..................     $ 7,050     $40,599     $33,512        $29,792     $25,167      $269     $136,389
2008 ..................       4,804       4,655      12,699          1,762       2,220       133       26,273
2009 ..................       4,634      10,285      16,318             --          --        73       31,310
2010 to 2011 ..........       9,290      11,054      25,138             --          --        75       45,557
2012 to 2016 ..........      17,373       6,940      10,677             --          --         1       34,991
2017 to 2021 ..........       6,288          --         202             --          --        --        6,490
2022 and beyond .......       8,003          --         130             --          --        --        8,133
                            -------     -------     -------        -------     -------      ----     --------
   Total ..............     $57,442     $73,533     $98,676        $31,554     $27,387      $551     $289,143
                            =======     =======     =======        =======     =======      ====     ========

     The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans, including loans held-for-sale, at September 30, 2006 that are contractually due after September 30, 2007.

                              DUE AFTER SEPTEMBER 30, 2007
                            --------------------------------
                              FIXED    ADJUSTABLE     TOTAL
                            --------   ----------   --------
                                     (IN THOUSANDS)
One-to four-family ......   $ 42,572     $ 7,820    $ 50,392
Multi-family ............     27,330       5,604      32,934
Commercial real estate ..     61,976       3,188      65,164
Construction ............         --       1,762       1,762
Land ....................         --       2,220       2,220
Consumer and other ......        282          --         282
                            --------     -------    --------
   Total loans ..........   $132,160     $20,594    $152,754
                            ========     =======    ========

     LOAN ORIGINATIONS, SALES AND REPAYMENTS. Historically, we have originated mortgage loans pursuant to underwriting standards that generally conform to government sponsored agency guidelines. Loan origination activities are primarily concentrated in Kings, Nassau and Suffolk Counties, New York. New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines. We generally sell longer-term, fixed rate mortgage loans and generally retain in our portfolio the majority of our adjustable rate and shorter-term, fixed rate mortgage loans.

     The following table shows loan originations (including loans held-for-sale), sales and principal repayments for the years indicated.

                                            YEARS ENDED SEPTEMBER 30,
                                         ------------------------------
                                           2006       2005       2004
                                         --------   --------   --------
                                                 (IN THOUSANDS)
Total loans at beginning of period ...   $205,556   $164,220   $162,195
Loans originated:
   One- to four-family ...............     12,128     10,372      8,048
   Multi-family ......................     38,327     17,192     18,860
   Commercial real estate ............     38,046     36,718     31,524
   Construction ......................     36,102     18,568     16,525
   Land ..............................     25,330      4,245         --
   Consumer and other ................        363        334        162
                                         --------   --------   --------
      Total loans originated .........    150,296     87,429     75,119
                                         --------   --------   --------
Loans purchased ......................      3,343      1,889      1,559
                                         --------   --------   --------
Deduct:
   Principal repayments ..............    (42,367)   (36,424)   (43,068)
   Sales of whole loans ..............     (6,051)    (2,779)   (10,166)
   Sales of participation interests ..    (21,634)    (8,779)   (21,419)
                                         --------   --------   --------
Net loan activity ....................     83,587     41,336      2,025
                                         --------   --------   --------
Total loans at end of period .........   $289,143   $205,556   $164,220
                                         ========   ========   ========

     In loan participation transactions, we originate and fund the full loan amount and subsequently identify other lending institutions who purchase participation interests in the loan. For purposes of the above table, originations of these loans are included within our total origination activity and the subsequent sales are shown as deductions. Participations differ from loan syndication transactions which are not transfers of financial assets for financial reporting purposes. As the manager of a loan syndication, prior to closing the loan, we identify other lenders who agree to fund portions of the total loan at closing. We record our share of the loan syndication as a loan receivable and therefore have included only those amounts within total loan originations in the above table. The amounts funded by other syndication lenders, which are not reflected as loan originations and sales in our consolidated financial statements and therefore are excluded from the table, totaled $27.3 million, $30.2 million and $27.4 million for syndications completed during the years ended September 30, 2006, 2005 and 2004, respectively.

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Kings, Nassau and Suffolk Counties, New York. At September 30, 2006, approximately $56.7 million, or 28.9% of our loans receivable and $720,000, or 0.8% of our loans held-for-sale, consisted of one- to four-family residential loans. Our originations of one- to four-family loans increased by $1.8 million compared to 2005. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. We originate and sell in the secondary market one- to four-family residential mortgage loans in excess of the 80% loan-to-value ratio without private mortgage insurance. Fixed-rate loans are originated for terms of 10, 15, 20, 25 and 30 years. At September 30, 2006, our largest loan secured by one- to four-family real estate had a principal balance of approximately $2.6 million and our second largest loan secured by one- to four-family real estate had a principal balance of approximately $1.7 million. The loans were secured by a two-family and a one-family residence, respectively, and were performing in accordance with their terms. These loans are in the Bank's loan receivable portfolio.

     We also offer adjustable-rate mortgage loans with one and three-year adjustment periods based on changes in a designated United States Treasury index and prime rate. We originated $2.8 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2006 and $3.9 million during the year ended September 30, 2005. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. We currently do not offer adjustable rate mortgage loans with interest rates that adjust below the initial interest rate or adjustable rate mortgage loans with terms that provide the borrower options with regard to the amount or timing of periodic payments. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

     Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2006, $8.5 million, or 14.8%, of our one- to four-family residential loans had adjustable rates of interest.

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

     MULTI-FAMILY REAL ESTATE LOANS. Loans secured by multi-family real estate totaled approximately $46.3 million, or 23.6% of the total loans receivable and $27.3 million, or 29.4% of our loans held-for-sale at September 30, 2006. Multi-family real estate loans generally are secured by rental properties (including multi-family apartment buildings). Substantially all multi-family real estate loans are secured by properties located within our lending area. At September 30, 2006, we had 50 multi-family real estate loans with an average principal balance of $1.5 million. At September 30, 2006, our largest multi-family real estate loan balance was $6.6 million and is held-for-sale. Multi-family real estate loans generally are offered with fixed interest rates. Multi-family real estate loans are originated for terms of up to 15 years.

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

     COMMERCIAL REAL ESTATE LOANS. At September 30, 2006, $71.8 million, or 36.6% of our total loans receivable and $26.9 million, or 29.0% of total loans held-for-sale consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 30 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. At September 30, 2006, we had 64 commercial real estate loans with an average outstanding balance of $1.5 million. At September 30, 2006, our largest commercial real estate loan balance was $9.5 million and is held-for-sale.

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

     CONSTRUCTION LOANS. At September 30, 2006, $18.2 million, or 9.3%, of our total loans receivable and $13.4 million, or 14.4% of total loans held-for-sale consisted of construction loans. Most of our construction loans are for the construction of multi-family and mixed-use properties. The majority of our construction loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria. If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential construction loans. Construction loans are generally structured with an option for permanent mortgage financing once the construction is completed. At September 30, 2006, our largest construction loan balance was $3.1 million. Construction loans generally have a two-year term and are generally repaid from the sale of units or refinancing upon completion. These loans generally have interest rates that adjust daily with prime and generally will not have an interest rate that adjusts below the initial interest rate. Construction loans require only the payment of interest during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

     Construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction as well as being able to complete construction on a timely basis. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

     LAND LOANS. We recently began to originate land loans based on our increased construction loan activity. At September 30, 2006, $2.9 million, or 1.5% of our total loans receivable and $24.5 million or 26.4% of total loans held-for-sale consisted of land loans. Our land loans are made primarily in conjunction with construction loan financing. In most cases the value of the land represents the borrower's up-front equity in our construction loans. When the land value exceeds the borrower's equity requirement, which is usually 25% of total project costs, including land, we will consider originating this type of land loan. The majority of our land loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria. If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential land loans. At September 30, 2006, our largest land loan balance was $8.8 million and is held-for-sale. Land loans are generally repaid at the end of a two-year period. These loans generally have interest rates that adjust daily in conjunction with the prime rate and generally will not have an interest rate that adjusts below the initial interest rate. Land loans will generally be made in amounts of up to 75% of the appraised value.

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

     OTHER LOANS. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal loans. At September 30, 2006, these other loans totaled $551,000, or 0.3% of the total loan portfolio.

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review each borrower's employment and credit history and information on the historical and projected income and expenses of mortgagors. All one- to four-family mortgage loans up to $850,000 must be approved by two members of the Management Loan Committee. All other mortgage loans up to $850,000 must be approved by two of the following officers: the President, the Chief Lending Officer, the Executive Vice President and the Manager of Residential Lending. All loans in excess of $850,000 must be approved by the Directors' Loan Committee. In addition, the board of directors ratifies all loans approved by management.

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

     Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become 90 days or more delinquent and collection is doubtful or when other factors indicate that the collection of such amounts is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received.

     NON-PERFORMING LOANS. At September 30, 2006, $299,000 of our loans (0.10% of our total loans) were in non-accrual status and non-performing. These three mortgage loans consist of two single-family loans and one multi-family loan. One single-family loan with a principal balance of approximately $115,000 is now current with all payments. The other single-family loan of approximately $39,000 was paid off in full on October 30, 2006. The multi-family loan is on an apartment building for which the Bank has established a $145,000 specific loan loss allowance balance and is classified as doubtful.

     Also included in our loan portfolio is a multi-family loan with a principal balance of approximately $670,000, at September 30, 2006, which was previously classified substandard, with a principal balance of approximately $724,000 during the quarter ended June 30, 2005. This property suffered structural damage due to construction at an adjoining lot. Although loan payments remained current, management classified this loan as substandard due to concerns regarding the valuation of the underlying collateral and the borrower's ability to maintain the loan as current.

     During the quarter ended September 30, 2006 a commercial mortgage loan of $1.8 securing a waterfront property in Whitestone, New York was placed in special mention due to the mortgagor failing to pay the September 2006 payment and is now past maturity. Foreclosure proceedings have been implemented.

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                  AT SEPTEMBER 30,
                                                    -------------------------------------------
                                                     2006    2005    2004       2003       2002
                                                    -----   ------   ----      -----      -----
                                                               (DOLLARS IN THOUSANDS)
Non-performing loans:
   One-to four-family............................   $ 154   $   --    $13      $  13      $  53
   Multi-family..................................     145      282     --         --         --
   Commercial real estate........................      --    1,807     --         --         --
   Construction..................................      --    1,422     --         --         --
   Land..........................................      --       --     --         --         --
Real estate owned................................      --       --     --         --         --
                                                    -----   ------    ---      -----      -----
      Total non-performing assets................   $ 299   $3,511    $13      $  13      $  53
                                                    =====   ======    ===      =====      =====
Ratios:
   Total non-performing loans to total loans.....    0.10%    1.71%    --%(1)   0.01%      0.03%
   Total non-performing loans to total assets....    0.07%    1.03%    --%(1)     --%(1)   0.02%
   Total non-performing assets to total assets...    0.07%    1.03%    --%(1)     --%(1)   0.02%

----------
(1)  Percentage is less than 0.01%.

     DELINQUENCIES. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                      LOANS DELINQUENT FOR
                               ----------------------------------
                                  60-89 DAYS     90 DAYS AND OVER        TOTAL
                               ---------------   ----------------   ---------------
                               NUMBER   AMOUNT   NUMBER    AMOUNT   NUMBER   AMOUNT
                               ------   ------   ------    ------   ------   ------
                                              (DOLLARS IN THOUSANDS)
At September 30, 2006
---------------------
   One-to four-family ......     --       $--       2      $  154      2     $  154
   Multi-family ............     --        --       1         145      1        145
   Commercial real estate...     --        --      --          --     --         --
   Construction ............     --        --      --          --     --         --
                                ---       ---     ---      ------    ---     ------
      Total ................     --       $--       3      $  299      3     $  299
                                ===       ===     ===      ======    ===     ======
At September 30, 2005
---------------------
   Multi-family ............     --       $--       1      $  282      1     $  282
   Commercial real estate...     --        --       1       1,807      1      1,807
   Construction ............     --        --       1       1,422      1      1,422
                                ---       ---     ---      ------    ---     ------
      Total ................     --       $--       3      $3,511      3     $3,511
                                ===       ===     ===      ======    ===     ======
At September 30, 2004
---------------------
   One-to four-family ......     --       $--       1      $   13      1     $   13
   Consumer and other ......     --        --       1           1      1          1
                                ---       ---     ---      ------    ---     ------
      Total ................     --       $--       2      $   14      2     $   14
                                ===       ===     ===      ======    ===     ======

     For the year ended September 30, 2006, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $132,000.

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

     On the basis of management's review of our assets, at September 30, 2006, we classified $1.9 million of our assets as special mention. At September 30, 2006, we classified $785,000 of our assets as substandard and $145,000 as doubtful. At September 30, 2006, none of our assets were classified as loss.

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

     The following table sets forth activity in our allowance for loan losses for the periods indicated.

                                           AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------
                                      2006        2005        2004       2003       2002
                                     ------      ------      -----      -----      -----
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year .....   $1,321      $  920      $ 848      $ 720      $ 570
Charge-offs:
   Consumer and other ............       --          (1)        --         --         --
Recoveries .......................       --          --         --         --         --
                                     ------      ------      -----      -----      -----
   Net charge-offs ...............       --          (1)        --         --         --
                                     ------      ------      -----      -----      -----
Provision for loan losses ........      436         402         72        128        150
                                     ------      ------      -----      -----      -----
Balance at end of year ...........   $1,757      $1,321      $ 920      $ 848      $ 720
                                     ======      ======      =====      =====      =====
Ratios:
Net charge-offs to average
   loans outstanding .............       --%(1)      --%(1)     --%(1)     --%(1)     --%(1)
Allowance for loan losses to
   total loans at end of period...     0.61%       0.64%      0.56%      0.57%      0.51%

----------
(1)  Percentage is less than 0.01%.

     As indicated in the table above, we have charged-off one consumer loan with a balance of $1,000 since fiscal year 2002. We have not charged-off a real estate mortgage loan since 2001, due in part, to a stable local economy with significant appreciation in real estate values, prudent underwriting of loans and continuous monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and the Bank suffered no losses on foreclosed assets during that period. There can be no assurance that the Bank will not experience a deterioration of its loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

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

                                                                       AT SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------------------
                                         2006                               2005                               2004
                             ---------------------------------  ---------------------------------  ---------------------------------
                                                    PERCENT OF                        PERCENT OF                          PERCENT OF
                                      PERCENT OF     LOANS IN            PERCENT OF    LOANS IN             PERCENT OF     LOANS IN
                                     ALLOWANCE TO      EACH             ALLOWANCE TO     EACH              ALLOWANCE TO      EACH
                                         TOTAL     CATEGORY TO             TOTAL      CATEGORY TO              TOTAL     CATEGORY TO
                             AMOUNT    ALLOWANCE   TOTAL LOANS  AMOUNT    ALLOWANCE   TOTAL LOANS  AMOUNT    ALLOWANCE   TOTAL LOANS
                             ------  ------------  -----------  ------  ------------  -----------  ------  ------------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family......  $   60       3.41%       28.87%    $   54       4.09%       27.85%     $ 90        9.78%       34.80%
   Multi-family............     496      28.23%       23.55%       417      31.57%       23.48%      214       23.26%       21.73%
   Commercial real estate..     666      37.91%       36.56%       609      46.10%       36.35%      441       47.94%       33.29%
   Construction............     292      16.62%        9.25%       194      14.68%       10.31%      174       18.91%       10.00%
   Land....................     239      13.60%        1.49%        45       3.41%        1.81%       --          --%          --%
Consumer and other.........       4       0.23%        0.28%         2       0.15%        0.20%        1        0.11%        0.18%
                             ------     ------       ------     ------     ------       ------      ----      ------       ------
   Total allowance for
      loan losses..........  $1,757     100.00%      100.00%    $1,321     100.00%      100.00%     $920      100.00%      100.00%
                             ======     ======       ======     ======     ======       ======      ====      ======       ======

                                                       AT SEPTEMBER 30,
                             --------------------------------------------------------------------
                                         2003                               2002
                             ---------------------------------  ---------------------------------
                                                    PERCENT OF                        PERCENT OF
                                      PERCENT OF     LOANS IN            PERCENT OF    LOANS IN
                                     ALLOWANCE TO      EACH             ALLOWANCE TO     EACH
                                         TOTAL     CATEGORY TO             TOTAL      CATEGORY TO
                             AMOUNT    ALLOWANCE   TOTAL LOANS  AMOUNT    ALLOWANCE   TOTAL LOANS
                             ------  ------------  -----------  ------  ------------  -----------
                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family......   $131       15.45%        47.52%    $210       29.17%       65.01%
   Multi-family............    191       22.52%        16.04%     169       23.47%       12.82%
   Commercial real estate..    414       48.82%        29.38%     298       41.39%       19.25%
   Construction............    110       12.97%         6.75%      37        5.14%        2.32%
   Land....................     --          --%           --%      --          --%          --%
Consumer and other.........      2        0.24%         0.31%       6        0.83%        0.60%
                              ----      ------        ------     ----      ------       ------
   Total allowance for
      loan losses..........   $848      100.00%       100.00%    $720      100.00%      100.00%
                              ====      ======        ======     ====      ======       ======

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

INVESTMENTS

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES. Our investment portfolio at September 30, 2006 included $86.9 million of mortgage-backed securities and $5,000 in other debt obligations, all of which are classified as held to maturity, and $2.8 million of Federal Home Loan Bank of New York stock. In addition, our investment portfolio at September 30, 2006 included $4.4 million of mutual fund shares, comprised of an ultra-short term mutual fund classified as available-for-sale. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

     At September 30, 2006, we held $55.1 million of mortgage-backed securities issued by Freddie Mac and Fannie Mae, which are United States government-sponsored enterprises. The remaining $31.8 million of our mortgage-backed securities represents securities of private issuers and United States government agencies. Private issuer securities typically offer rates above those paid on securities of government-sponsored enterprises, but lack the guaranty of those enterprises and are often less liquid. The government-sponsored enterprises' portion of the mortgage-backed securities portfolio consisted of $46.5 million in fixed-rate mortgage-backed securities and $8.6 million in adjustable rate mortgage-backed securities.

     The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                    AT SEPTEMBER 30,
                                       ------------------------------------------------------------------------
                                               2006                     2005                     2004
                                       ----------------------   ----------------------   ----------------------
                                       AMORTIZED    ESTIMATED   AMORTIZED    ESTIMATED   AMORTIZED    ESTIMATED
                                         COST      FAIR VALUE      COST     FAIR VALUE      COST     FAIR VALUE
                                       ---------   ----------   ---------   ----------   ---------   ----------
                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
   Mutual fund shares ..............    $ 4,464      $ 4,389     $ 4,265      $ 4,190     $  4,118    $  4,093
                                        -------      -------     -------      -------     --------    --------
      Total securities available-
         for-sale ..................    $ 4,464      $ 4,389     $ 4,265      $ 4,190     $  4,118    $  4,093
                                        -------      -------     -------      -------     --------    --------
SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
      Government-sponsored
         enterprises ...............    $55,133      $53,097     $78,657      $76,732     $104,725    $102,353
      Government agency ............        199          199         270          271          270         346
      Private issuers ..............     31,635       31,496      17,037       16,881        8,088       8,065
   Other debt obligations ..........          5            5       3,610        3,569        4,013       4,004
                                        -------      -------     -------      -------     --------    --------
      Total securities held-to-
         maturity ..................    $86,972      $84,797     $99,574      $97,453     $117,096    $114,768
                                        =======      =======     =======      =======     ========    ========

     PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio at September 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. This table does not reflect the Bank's investment in a mutual fund which has no contractual maturity date and is classified as available-for-sale.

                                                                 MORE THAN ONE YEAR  MORE THAN FIVE YEARS
                                             ONE YEAR OR LESS    THROUGH FIVE YEARS    THROUGH TEN YEARS
                                            ------------------  -------------------  --------------------
                                                      WEIGHTED             WEIGHTED             WEIGHTED
                                            CARRYING   AVERAGE  CARRYING    AVERAGE   CARRYING   AVERAGE
                                             VALUE      YIELD    VALUE       YIELD      VALUE     YIELD
                                            --------  --------  ---------  --------   --------  --------
                                                                (DOLLARS IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
      Government-sponsored
         enterprises......................     $--      --%       $ 97       6.10%     $4,323     4.15%
      Government agency...................      --      --          --         --          --       --
      Private issuers.....................      --      --          --         --          --       --
   Other debt obligations.................      --      --           5       6.50          --       --
                                               ---     ---        ----       ----      ------     ----
      Total securities held-to-maturity...     $--      --%       $102       6.12%     $4,323     4.15%
                                               ===     ===        ====       ====      ======     ====

                                            MORE THAN TEN YEARS       TOTAL SECURITIES
                                            -------------------  ---------------------------
                                                      WEIGHTED                      WEIGHTED
                                            CARRYING   AVERAGE   CARRYING    FAIR    AVERAGE
                                              VALUE     YIELD      VALUE    VALUE     YIELD
                                            --------  ---------  --------  -------  --------
                                                         (DOLLARS IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
      Government-sponsored
         enterprises......................   $50,713    3.73%     $55,133  $53,097    3.77%
      Government agency...................       199    5.83          199      199    5.83
      Private issuers.....................    31,635    5.04       31,635   31,496    5.04
   Other debt obligations.................        --      --            5        5    6.50
                                             -------    ----      -------  -------    ----
      Total securities held-to-maturity...   $82,547    4.24%     $86,972  $84,797    4.24%
                                             =======    ====      =======  =======    ====

SOURCES OF FUNDS

     GENERAL. Deposits have traditionally been our primary source of funds for our lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used to compensate for reductions in deposits and to fund loan and securities growth. As of September 30, 2006, we had $49.4 million of borrowings outstanding from the Federal Home Loan Bank of New York.

     DEPOSITS. Substantially all of our depositors are persons who work or reside in Kings, Nassau or Suffolk Counties, New York. We offer a variety of deposit instruments. These include demand deposits consisting of non-interest bearing checking accounts, NOW accounts, money market accounts, passbook savings and club accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes that our deposits are relatively stable. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At September 30, 2006, $152.4 million, or 56.2%, of our deposit accounts were certificates of deposit, of which $110.0 million had maturities of one year or less.

     DEPOSIT ACCOUNTS. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                              AT SEPTEMBER 30,
                       ---------------------------------------------------------------------------------------------
                                    2006                            2005                            2004
                       -----------------------------   -----------------------------   -----------------------------
                                            WEIGHTED                        WEIGHTED                        WEIGHTED
                                             AVERAGE                         AVERAGE                         AVERAGE
                        BALANCE   PERCENT     RATE      BALANCE   PERCENT     RATE      BALANCE   PERCENT     RATE
                       --------   -------   --------   --------   -------   --------   --------   -------   --------
                                                           (DOLLARS IN THOUSANDS)
DEPOSIT TYPE:
NOW accounts .......   $ 11,374      4.20%     0.75%   $ 13,569      5.39%     0.75%   $  8,168      3.18%     0.50%
Checking accounts ..     18,908      6.98        --      15,446      6.14        --      18,112      7.06        --
Money market
   accounts ........     15,624      5.77      2.81      11,967      4.76      1.01      22,996      8.96      0.81
Passbook savings
   accounts ........     72,736     26.84      1.00      87,039     34.59      1.02      94,151     36.70      0.77
                       --------    ------              --------    ------              --------    ------
   Total deposit
      accounts .....    118,642     43.79      1.06     128,021     50.88      0.87     143,427     55.90      0.66
Certificates of
   deposit .........    152,361     56.21      4.50     123,613     49.12      3.49     113,123     44.10      2.75
                       --------    ------              --------    ------              --------    ------
Total deposits .....   $271,003    100.00%     2.99%   $251,634    100.00%     2.16%   $256,550    100.00%     1.58%
                       ========    ======              ========    ======              ========    ======

     DEPOSIT ACTIVITY. The following table sets forth our deposit activity for the periods indicated.

                                                YEARS ENDED SEPTEMBER 30,
                                             ------------------------------
                                               2006       2005       2004
                                             --------   --------   --------
                                                     (IN THOUSANDS)
Beginning balance.........................   $251,634   $256,550   $249,667
                                             --------   --------   --------
Net increase (decrease) before interest
   credited...............................     12,691     (9,535)     3,016
Interest credited.........................      6,678      4,619      3,867
                                             --------   --------   --------
   Net increase (decrease) in deposits....     19,369     (4,916)     6,883
                                             --------   --------   --------
Ending balance............................   $271,003   $251,634   $256,550
                                             ========   ========   ========

     LARGE CERTIFICATES OF DEPOSITS. As of September 30, 2006 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $35.8 million. The following table sets forth the maturity of those certificates as of September 30, 2006.

                                                    AT
                                               SEPTEMBER 30,
                                                   2006
                                               -------------
                                               (IN THOUSANDS)
     Three months or less...................      $14,054
     Over three months through six months...        5,192
     Over six months through one year.......        8,433
     Over one year to three years...........        5,466
     Over three years.......................        2,626
                                                  -------
     Total..................................      $35,771
                                                  =======

     CERTIFICATE OF DEPOSIT MATURITY SCHEDULE. The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2006.

                                                          OVER
                                             OVER TWO     THREE                                         PERCENTAGE
                                  OVER ONE   YEARS TO   YEARS TO    OVER FOUR                            OF TOTAL
                     LESS THAN    YEAR TO      THREE      FOUR      YEARS TO    OVER FIVE              CERTIFICATE
                      ONE YEAR   TWO YEARS     YEARS      YEARS    FIVE YEARS     YEARS       TOTAL      ACCOUNTS
                     ---------   ---------   --------   --------   ----------   ---------   --------   -----------
                                                         (DOLLARS IN THOUSANDS)
INTEREST RATE
   Less than 2%...    $    201    $    --    $     --    $    --     $   --        $--      $    201        0.13%
   2.00% -2.99%...       1,908         --          --         --         --         --         1,908        1.25
   3.00% -3.99%...      17,351      8,793       5,744         --         --         --        31,888       20.93
   4.00% -4.99%...      60,627      5,260       3,614     10,155      4,198         --        83,854       55.04
   5.00% -5.99%...      29,932      3,747          --         --        801         30        34,510       22.65
                      --------    -------    --------    -------     ------        ---      --------      ------
   Total .........    $110,019    $17,800    $  9,358    $10,155     $4,999        $30      $152,361      100.00%
                      ========    =======    ========    =======     ======        ===      ========      ======

     CERTIFICATES OF DEPOSIT CLASSIFIED BY RATE. The following table sets forth certificates of deposit classified by range of interest rates as of the dates indicated.

                                           AT SEPTEMBER 30,
                                    ------------------------------
                                      2006       2005       2004
                                    --------   --------   --------
                                            (IN THOUSANDS)
               INTEREST RATE
                  Less than 2%...   $    201   $  6,327   $ 49,350
                  2.00% -2.99%...      1,908     27,883     22,097
                  3.00% -3.99%...     31,888     56,850     15,615
                  4.00% -4.99%...     83,854     27,959     17,910
                  5.00% -5.99%...     34,510      3,953      4,773
                  6.00% -6.99%...         --        641      3,378
                                    --------   --------   --------
                     Total ......   $152,361   $123,613   $113,123
                                    ========   ========   ========

     BORROWINGS. Our borrowings consist of advances from the Federal Home Loan Bank of New York. At September 30, 2006, we had access to Federal Home Loan Bank advances of up to $86.2 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

                                                    AT OR FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                     2006      2005      2004
                                                   -------   -------   -------
                                                      (DOLLARS IN THOUSANDS)
Balance at end of year .........................   $49,407   $ 8,107   $10,231
Average balance during year ....................    13,815     9,369     8,526
Maximum outstanding at any month end ...........    49,407    11,788    10,260
Weighted average interest rate at end of year...      5.29%     4.07%     2.49%
Average interest rate during the year ..........      4.73%     2.96%     2.17%

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

     3D Holding Company was incorporated in New York in 1993, for the purpose of acquiring, managing, and disposing of real estate held by the Bank. As of September 30, 2006, the subsidiary did not hold any real estate owned. Total assets aggregated $158,000, and consisted solely of cash at that date.

     BFS REIT, Inc. was incorporated in New York in 1999. The corporation is a wholly-owned subsidiary created for the purpose of acquiring, holding, and investing in certain real estate-related loans and other assets that constitute permissible investments by the Bank.

     TISCO was incorporated in New York in 1982, for the purpose of holding BFS Agency, Inc., a company that sells insurance and fixed annuity products through licensed employees in the Bank's branches. As of September 30, 2006, total assets aggregated $245,000, of which $243,000 represented the investment in BFS Agency, Inc.

LEGAL PROCEEDINGS

     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2006 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PERSONNEL

     As of September 30, 2006, we had 59 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL, STATE AND LOCAL TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Bank are subject to Federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Bank's tax returns have not been audited during the past five years. The Company and the Bank will file consolidated income tax returns beginning with the year ended September 30, 2006. The following discussion of Federal taxation is intended only to summarize certain pertinent Federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

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

     At September 30, 2006, our total Federal pre-1988 base year tax bad debt reserve was approximately $1.6 million and our New York State and New York City base year reserve was approximately $2.6 million. Under current law, pre-1988 Federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. Under current New York State tax law, tax bad debt reserves are also subject to recapture if a specified qualifying asset ratio is not maintained.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2006, the Bank had no net operating loss carryforwards for Federal income tax purposes.

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

     At September 30, 2006, the Bank's capital exceeded all applicable requirements.

     LOANS TO ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2006, the Bank was in compliance with the loans-to-one borrower limitations.

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

     A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2006, the Bank maintained substantially all of its portfolio assets in qualified thrift investments.

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

     ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institutionaffiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

     At September 30, 2006, the Bank met the criteria for being considered "well-capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

     On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor to $130,000 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund's reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

     On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

     Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2006, the Bank was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings associations to maintain non-interestearning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At September 30, 2006, the Bank was in compliance with these reserve requirements.

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

     We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting. Based upon current SEC regulations, the Company would be required to file its initial report relating to internal controls over financial reporting in fiscal 2008.

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

     WAIVERS OF DIVIDENDS BY BFS BANCORP, MHC. Office of Thrift Supervision regulations require BFS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; and (ii) the waiver would not be detrimental to the safe and sound operations of the savings association. If the Company pays any dividends, we anticipate that BFS Bancorp, MHC would waive the receipt of any dividends paid by the Company. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by BFS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event BFS Bancorp, MHC converts to stock form.

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

ITEM 1A. RISK FACTORS
---------------------

MULTI-FAMILY, COMMERCIAL REAL ESTATE AND CONSTRUCTION LOAN ORIGINATIONS HAVE INCREASED, INCREASING THE RISK THAT SOME OF OUR LOANS WILL NOT BE PAID.

     We have expanded our multi-family, commercial real estate and construction lending during the previous five years. Multi-family lending has increased as a percentage of our total loan portfolio from 12.8% at September 30, 2002 to 25.4% at September 30, 2006. Commercial real estate lending has increased as a percentage of our total loan portfolio from 19.3% at September 30, 2002 to 34.1% at September 30, 2006. Construction lending has increased as a percentage of our total loan portfolio from 2.3% at September 30, 2002 to 10.9% at September 30, 2006. Multi-family, commercial real estate loans and construction loans generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. At September 30, 2006, we had $299,000 representing three loans in non-accrual and non-performing status compared to $3.5 million representing three loans in non-accrual and non-performing status at September 30, 2005. In addition, our multi-family, commercial real estate and construction loan portfolio is not as seasoned as the loan portfolio of some of our competitors. Should the local real estate market or economy weaken, we may begin to experience higher levels of non-performing loans.

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

     THE MUTUAL HOLDING COMPANY STRUCTURE MAY IMPEDE TAKEOVERS. BFS Bancorp, MHC, as the majority stockholder of the Company, is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire the Company. Accordingly, BFS Bancorp, MHC may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of the Company.

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

     The Bank monitors its interest rate sensitivity through the use of an asset/liability management model which estimates the change in its net portfolio value (defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items) in the event of a range of assumed changes in market interest rates. Our net portfolio value analysis, as calculated by the Office of Thrift Supervision using information as of September 30, 2006, showed that in the event of an immediate and permanent 2.0% increase in interest rates, our net portfolio value would be expected to decrease by 8%.

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

     Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the metropolitan New York area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the Federal government and other significant external events. At September 30, 2006, loans secured by real estate represented nearly all of our total loans, with substantially all such loans being made in the New York metropolitan area. Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

     None.

ITEM 2. PROPERTIES
------------------

PROPERTIES

     The following table provides certain information with respect to our offices as of September 30, 2006:

                                  LEASED    YEAR ACQUIRED   NET BOOK VALUE OF
           LOCATION              OR OWNED     OR LEASED       REAL PROPERTY
           --------              --------   -------------   -----------------
                                                              (In thousands)

Main Office                        Owned         1965              $731
81 Court Street
Brooklyn, NY 11201

Branch Office                     Leased         1960                70
3780 Nostrand Avenue
Brooklyn, NY 11235

Branch Office                     Leased         1973                79
1164 Wantagh Avenue
Wantagh, NY 11793

Branch Office                     Leased         1999               365
1752 Veterans Memorial Highway
Islandia, NY 11749

     The net book value of our premises, land and equipment was approximately $1.2 million at September 30, 2006.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended September 30, 2006 to a vote of the Company's stockholders.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

     The Company common stock trades on the Nasdaq National Market System under the symbol "BFSB." Trading in the Company's common stock commenced on April 6, 2005.

     As of September 30, 2006, there were 13,225,000 shares of Company common stock issued and outstanding and approximately 855 stockholders of record. Of the total shares, 9,257,500 were held by BFS Bancorp, MHC and 3,967,500 were held by other shareholders.

     The table below shows the high and low closing prices reported on the Nasdaq for the Company common stock during the periods indicated. Shares of common stock of the Company were sold in a subscription offering at $10.00 per share in connection with the reorganization of the Bank into the mutual holding company structure completed on April 5, 2005.

2006                                                  HIGH      LOW    DIVIDEND
----                                                 ------   ------   --------
Fourth Quarter (July 1, 2006 - September 30, 2006)   $12.95   $11.88      N/A
Third Quarter (April 1, 2006 - June 30, 2006)        $12.19   $11.75      N/A
Second Quarter (January 1, 2006 - March 31, 2006)    $12.30   $10.95      N/A
First Quarter (October 1, 2005- December 31, 2005)   $11.74   $ 9.95      N/A

2005                                                  HIGH      LOW    DIVIDEND
----                                                 ------   ------   --------
Fourth Quarter (July 1, 2005 - September 30, 2005)   $12.10   $10.75      N/A
Third Quarter (April 6, 2005 - June 30, 2005)        $10.74   $ 9.35      N/A

     If the Company pays dividends to its stockholders, it also would be required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends. We anticipate that BFS Bancorp, MHC would waive any dividends paid by the Company. Any decision to waive dividends will be subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event BFS Bancorp, MHC converts to stock form.

     Dividends are payable at the sole discretion of the Company, and any dividends will depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company's loan to the employee stock ownership plan. A regulation of the Office of Thrift Supervision imposes limitations on "capital distributions" by savings institutions such as the Bank. The Company, however, will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

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

                                                              AT SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2006       2005       2004       2003       2002
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.............................   $408,045   $340,858   $308,835   $292,856   $278,129
Cash and cash equivalents................      4,078      8,384      7,904     16,106     22,622
Investments in certificates of deposit...      7,160      9,268      6,871         --         --
Securities available-for-sale............      4,389      4,190      4,093      4,028      6,303
Securities held-to-maturity..............     86,972     99,574    117,096     93,097     76,940
Loans receivable, net....................    194,355    195,264    163,027    148,623    140,406
Loans held-for-sale......................     92,243      8,603         --     12,221     16,413
Deposits.................................    271,003    251,634    256,550    249,667    239,460
Borrowings...............................     49,407      8,107     10,231      6,705      6,452
Stockholders' equity/retained earnings...     79,963     75,209     36,593     32,507     28,782

                                                       YEARS ENDED SEPTEMBER 30,
                                            -----------------------------------------------
                                              2006      2005      2004      2003      2002
                                            -------   -------   -------   -------   -------
                                                             (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income .........................   $22,035   $17,323   $15,448   $15,069   $15,153
Interest expense ........................     7,338     4,896     4,052     4,509     5,476
                                            -------   -------   -------   -------   -------
   Net interest income before provision
      for loan losses ...................    14,697    12,427    11,396    10,560     9,677
Provision for loan losses ...............       436       402        72       128       150
                                            -------   -------   -------   -------   -------
   Net interest income after provision
      for loan losses ...................    14,261    12,025    11,324    10,432     9,527
Non-interest income .....................     2,336     2,140     2,044     1,850     1,407
Non-interest expense ....................     9,274     8,214     6,840     6,537     6,130
                                            -------   -------   -------   -------   -------
Income before income taxes ..............     7,323     5,951     6,528     5,745     4,804
Provision for income taxes ..............     2,765     2,171     2,438     2,008     1,810
                                            -------   -------   -------   -------   -------
   Net income ...........................   $ 4,558   $ 3,780   $ 4,090   $ 3,737   $ 2,994
                                            =======   =======   =======   =======   =======

                                                                        AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                   2006     2005      2004        2003        2002
                                                                  ------   -------   ------      ------      ------
SELECTED FINANCIAL RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:
Return on average assets ......................................     1.25%     1.16%    1.35%       1.31%       1.17%
Return on average equity ......................................     5.91%     7.09%   11.85%      12.27%      11.01%
Interest rate spread (1) ......................................     3.52%     3.52%    3.70%       3.57%       3.57%
Net interest margin (2) .......................................     4.21%     3.96%    3.94%       3.84%       3.93%
Efficiency ratio (3) ..........................................    54.45%    56.39%   50.89%      52.68%      55.31%
Non-interest expense to average total assets ..................     2.55%     2.52%    2.26%       2.29%       2.40%
Average interest-earning assets to average interest-
   bearing liabilities ........................................   132.97%   128.21%  116.81%     116.37%     115.81%

ASSET QUALITY RATIOS:
Non-performing assets as a percent of total assets ............     0.07%     1.03%      --%(4)      --%(4)    0.02%
Non-performing loans as a percent of total loans ..............     0.10%     1.71%      --%(4)    0.01%       0.03%
Allowance for loan losses as a percent of total loans .........     0.61%     0.64%    0.56%       0.57%       0.51%

CAPITAL RATIOS (5):
Total risk-based capital (to risk weighted assets) ............     21.9%     28.2%    22.4%       21.6%       21.3%
Tier 1 risk-based capital (to risk weighted assets) ...........     21.4%     27.6%    21.9%       21.1%       20.8%
Tangible capital (to tangible assets) .........................     15.5%     17.1%    11.8%       10.8%        9.9%
Tier 1 leverage (core) capital (to adjusted tangible assets) ..     15.5%     17.1%    11.8%       10.8%        9.6%
Equity to total assets (consolidated) .........................     19.6%     22.1%    11.8%       11.1%       10.3%

OTHER DATA:
Number of full service offices ................................        4         4        4           4           4

----------
(1) Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2) Represents net interest income as a percent of average interest-earning assets for the period.

(3) Represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)  Ratio percentage is less than 0.01%.

(5)  Ratios other than equity to total assets are for the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     o UTILIZING THE NET PROCEEDS WE RECEIVED IN THE OFFERING TO BETTER MANAGE OUR INTEREST RATE RISK AND GROW OUR ASSETS. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a significant percentage of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of rising short-term interest rates, we have been able to increase interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At September 30, 2006, $4.1 million, or 1.0% of our assets, was invested in cash or cash equivalents, and $7.3 million, or 1.8% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

     TOTAL ASSETS. Total assets increased by $67.1 million, or 19.7%, to $408.0 million at September 30, 2006 from $340.9 million at September 30, 2005. This increase was primarily due to increases in loans held-for-sale and Federal Home Loan Bank stock, offset by decreases in cash and cash equivalents, investments in certificates of deposit, securities held-to-maturity and net loans.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $4.3 million, or 51.4%, to $4.1 million at September 30, 2006 from $8.4 million at September 30, 2005.

     INVESTMENTS IN CERTIFICATES OF DEPOSIT. Investments in certificates of deposit decreased by $2.1 million, or 22.7%, to $7.2 million at September 30, 2006 from $9.3 million at September 30, 2005. This decrease was primarily due to maturities of the certificates.

     SECURITIES. Securities investments decreased $12.4 million, or 12.0%, to $91.4 million at September 30, 2006, from $103.8 million at September 30, 2005. This decrease was due to repayments in our mortgage-related securities portfolio and maturities of other securities. These funds were redeployed into loan originations. Our holdings of mortgage-backed securities and other debt obligations totaled $87.0 million and $5,000, respectively, at September 30, 2006.

     NET LOANS. Net loans, before allowance for loan losses, including deferred fees and loans held-for-sale, increased $83.2 million, or 40.5%, to $288.4 million at September 30, 2006 from $205.2 million at September 30, 2005. Loan growth occurred in all product categories, including increases in one- to four-family ($2.1 million), multi-family residential ($26.4 million), commercial real estate ($21.0 million), construction ($10.8 million), land ($23.1 million) and consumer and other loans ($153,000). Loans held-for-sale increased to $92.2 million at September 30, 2006, from $8.6 million September 30, 2005.

     PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets including bank-owned life insurance increased $1.3 million, or 11.0%, to $12.8 million at September 30, 2006, from $11.6 million at September 30, 2005. This increase was primarily due to an increase of $310,000 in the cash surrender values of bank-owned life insurance policies to $8.6 million at September 30, 2006; an increase of $411,000 in the net deferred tax asset to $1.4 million at September 30, 2006; and an increase in branch work in process of approximately $602,000 to $946,000 at September 30, 2006.

     DEPOSITS. Deposits increased by $19.4 million, or 7.7%, to $271.0 million at September 30, 2006, from $251.6 million at September 30, 2005. The increase was attributable to a $28.8 million increase in certificates of deposit, offset in part by a $9.4 million decrease in demand deposits. The Bank maintains marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

     BORROWED FUNDS. Borrowed from the Federal Home Loan Bank of New York increased by $41.3 million, or 509.4%, to $49.4 million at September 30, 2006, from $8.1 million at September 30, 2005. This increase is due to additional borrowings of $44.3 million, offset in part by $3.0 million in payments for maturing advances. These borrowings were primarily used to fund our lending production.

     ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $1.7 million, or 46.0%, to $5.5 million at September 30, 2006, from $3.8 million at September 30, 2005. The increase was primarily due to increases in taxes payable of $1.1 million, SERP liability of $523,000 and other accrued expenses of approximately $100,000.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased by $4.8 million, or 6.3%, to $80.0 million at September 30, 2006, from $75.2 million at September 30, 2005. This increase is primarily the result of net income for the fiscal year ended September 30, 2006.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

     NET INCOME. Net income increased by $778,000, or 20.6%, to $4.6 million in fiscal year 2006 from $3.8 million in fiscal year 2005. The primary reasons for the increase in net income were a $4.7 million increase in interest income, a $196,000 increase in non-interest income, offset in part by increases in interest expense of $2.4 million, loan loss provision of $34,000, non-interest expense of $1.1 million and an increase in the provision for taxes of $594,000.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income increased by $2.3 million, or 18.3%, to $14.7 million for fiscal year 2006 from $12.4 million for fiscal year 2005. This increase was primarily due to a $35.0 million, or 11.2%, increase in total average interest-earning assets to $348.8 million in fiscal year 2006 from $313.8 million in fiscal year 2005, offset in part by increased average interest-bearing liabilities of $17.6 million, or 7.2%, to $262.3 million in fiscal year 2006 from $244.8 million in fiscal year 2005. The Bank's interest rate spread was 3.52% for the fiscal years 2006 and 2005.

     INTEREST INCOME. Interest income increased by $4.7 million, or 27.2%, to $22.0 million for fiscal year 2006 from $17.3 million for the prior fiscal year. The increase was due to a $4.3 million increase in interest income on first mortgage and other loans, a $255,000 increase in interest income on other securities and interest-earning assets and $113,000 increase in interest income on mortgage-backed securities. The yield on the mortgage loan portfolio increased 34 basis points to 7.60% in fiscal 2006 from 7.26% in fiscal 2005. The yield on investment securities and other interest-earning assets increased 69 basis points to 3.92% in fiscal 2006 from 3.23% in fiscal 2005. Average balances of interest-earning assets increased to $348.8 million in fiscal year 2006 from $313.8 million in fiscal year 2005, or 11.2%. The average yield on total interest-earning assets increased by 80 basis points to 6.32% in fiscal 2006 from 5.52% in fiscal 2005.

     INTEREST EXPENSE. Interest expense increased $2.4 million, or 49.9%, to $7.3 million for fiscal year 2006 from $4.9 million in fiscal year 2005. The increase in interest expense reflected an 80 basis point increase in the cost of interest-bearing liabilities to 2.80% for fiscal year 2006 from 2.00% for fiscal year 2005. The 80 basis point increase in the average cost of interest-bearing liabilities along with the $17.6 million increase in average balances was responsible for a $2.4 million increase in interest expense. The increase in interest expense reflected high market interest rates during fiscal year 2006 compared to fiscal year 2005. Interest expense on savings accounts decreased by $42,000, or 4.9%, to $809,000 for fiscal year 2006 from $851,000 for fiscal year 2005, as the average cost on savings accounts increased by 7 basis points to 1.00% in fiscal year 2006 from 0.93% in fiscal year 2005. The average balance of savings accounts decreased to $80.8 million for fiscal year 2006 from $91.1 million for fiscal year 2005. Interest expense on Money Market and NOW accounts increased $79,000, or 36.9% to $293,000 in fiscal 2006 from $214,000 in fiscal 2005, as the average cost on these deposits increased 35 basis point while the average balances decreased to $26.5 million in fiscal 2006 from $28.1 million in fiscal 2005. Interest expense on certificates of deposit increased by $2.0 million, or 57.1% to $5.6 million for fiscal year 2006 from $3.6 million for fiscal year 2005, as the average cost on certificates of deposit increased by 89 basis points to 3.95% in fiscal year 2006 from 3.06% in fiscal year 2005. The average balance of certificates of deposit increased to $141.2 million for fiscal year 2006 from $116.2 million for fiscal year 2005. Interest expense on Federal Home Loan Bank advances increased by $377,000, or 136.1%, to $654,000 in fiscal year 2006 from $277,000 in fiscal year 2005, as the average Federal Home Loan Bank advances increased by $4.4 million, or 47.5%, to $13.8 million in fiscal year 2006 from $9.4 million in fiscal year 2005. The average cost on these borrowings increased 177 basis points to 4.73% in fiscal 2006 from 2.96% in fiscal 2005.

     PROVISION FOR LOAN LOSSES. Our provision for loan losses increased $34,000, or 8.5%, to $436,000 for fiscal year 2006 compared to $402,000 for fiscal year 2005. The increase reflects our emphasis on and increasing volume of multi-family, commercial real estate, construction and land lending, as well as the performance of the loan portfolio. During the fiscal year ended September 30, 2005, a $167,000 specific loss allowance was established for a multi-family loan classified as non-performing and in non-accrual status. Our non-performing loans in non-accrual status totaled $299,000 and $3.5 million at September 30, 2006 and September 30, 2005, respectively. The allowance for loan losses at September 30, 2006 represented 0.61% of total loans, compared to 0.64% of total loans at September 30, 2005. See "Business--Non-Performing Loans and Problem Assets" for a discussion relating to non-performing loans and problem assets.

     NON-INTEREST INCOME. Non-interest income increased by $196,000, or 9.2% to $2.3 million for fiscal year 2006, from $2.1 million for fiscal year 2005. The increase was primarily the result of a $64,000 increase in banking fees and service charges, a $32,000 increase in net gain on sale of loans held-for-sale and an increase in other income of $100,000. The increase in banking fees and service charges was primarily the result of increased loan service fees of approximately $111,000, partially offset by a reduction in deposit related fees of approximately $47,000. The increase in the net gain on sale of loans reflects the increased dollar amount and volume of loans sold. The increase in other income was primarily due to the increased cash surrender value of the bank owned life insurance policies of $140,000, offset in part by reduced rental income of office buildings of approximately $23,000, a reduction in depositor related fees of approximately $6,000 which include ATM fees, debit card fees and safe deposit rental income and a reduction in miscellaneous income of approximately $11,000.

     NON-INTEREST EXPENSE. Non-interest expense increased by $1.1 million, or 12.9%, to $9.3 million in fiscal year 2006 compared to $8.2 million in fiscal year 2005. The largest component of the increase was in compensation and fringe benefits. Compensation and fringe benefits increased $868,000, or 16.4%, to $6.2 million for fiscal year 2006 from $5.3 million in fiscal year 2005. This increase was primarily due to increases in compensation of $415,000, which included general salary increases for officers and employees and hiring of staff, SERP expense of $248,000, health care expenses of $94,000, pension expense of $55,000, ESOP expense of $47,000 and other miscellaneous employee expenses of $9,000. In addition, occupancy and equipment expenses increased $165,000, professional fees increased $11,000 and data processing fees increased $31,000, offset in part by a decrease in other miscellaneous expenses of approximately $15,000 in fiscal year 2006.

     INCOME TAXES. Income tax expense increased $594,000, or 27.4%, to $2.8 million for fiscal year 2006, from $2.2 million for fiscal year 2005. This increase was primarily due to increased income before taxes. The effective tax rate increased to 37.8% in fiscal 2006, as compared 36.5% in fiscal year 2005.

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

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income increased by $1.0 million, or 9.0%, to $12.4 million for fiscal year 2005 from $11.4 million for fiscal year 2004. The increase was caused primarily by a $24.4 million, or 8.4%, increase in total interest-earning assets to $313.8 million in fiscal year 2005 from $289.4 million in fiscal year 2004, which was offset in part by a 18 basis points decrease in our average interest rate spread to 3.52% in fiscal year 2005 from 3.70% in fiscal year 2004.

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

     INTEREST EXPENSE. Interest expense increased $844,000, or 20.8%, to $4.9 million for fiscal year 2005 from $4.1 million in fiscal year 2004. The increase in interest expense reflected a 36 basis points increase in the cost of interest-bearing liabilities to 2.00% for fiscal year 2005 from 1.64% for fiscal year 2004, offset in part by a $3.0 million, or 1.2%, decrease in the average balance of interest-bearing liabilities to $244.8 million in fiscal year 2005 from $247.8 million in fiscal year 2004. The 36 basis point increase in the average cost of interest-bearing liabilities was responsible for a $776,000 increase in interest expense. The increase in interest expense reflected higher market interest rates during fiscal year 2005 compared to fiscal year 2004. Interest expense on savings accounts increased by $227,000, or

36.4%, to $851,000 for fiscal year 2005 from $624,000 for fiscal year 2004, as the average yield on savings accounts increased by 27 basis points to 0.93% in fiscal year 2005 from 0.66% in fiscal year 2004. The average balance of savings accounts decreased to $91.1 million for fiscal year 2005 from $94.0 million for fiscal year 2004. Interest expense on certificates of deposit increased by $515,000, or 16.9%, to $3.6 million for fiscal year 2005 from $3.0 million for fiscal year 2004, as the average yield on certificates of deposit increased by 38 basis points to 3.06% in fiscal year 2005 from 2.68% in fiscal year 2004. The average balance of certificates of deposit increased to $116.2 million for fiscal year 2005 from $113.3 million for fiscal year 2004. Interest expense on Federal Home Loan Bank advances increased by $92,000 to $277,000 in fiscal year 2005 from $185,000 in fiscal year 2004, as average Federal Home Loan Bank advances increased by $843,000, or 9.4%, to $9.4 million in fiscal year 2005 from $8.5 million in fiscal year 2004.

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

     NON-INTEREST INCOME. Non-interest income increased by $96,000, or 4.7% to $2.1 million for fiscal year 2005, from $2.0 million for fiscal year 2004. The increase was primarily the result of a $143,000 increase in banking fees and service charges, offset in part by an $80,000 decrease in the net gain on sale of loans held-for-sale. The increase in banking fees and service charges was primarily the result of increased loan service fees of approximately $182,000, partially offset by a reduction in deposit related fees of approximately $41,000. The decrease in the net gain on sale of loans reflects the reduced volume of loans sold.

     NON-INTEREST EXPENSE. Non-interest expense increased by $1.4 million, or 20.1%, to $8.2 million in fiscal year 2005 compared to $6.8 million in fiscal year 2004. The largest component of the increase was in compensation and fringe benefits. Compensation and fringe benefits increased $717,000, or 15.7%, to $5.3 million for fiscal year 2005 from $4.6 million in fiscal year 2004. This increase was primarily due to increases in SERP expense of $255,000, ESOP expense of $147,000 and $215,000 for compensation expense, which included hiring additional staff and general salary increases for officers and employees. In addition, professional fees increased $277,000 and data processing fees increased $163,000, occupancy costs increased $71,000 and miscellaneous expenses (which includes insurance, office supplies, telephone and postage) increased $146,000 in fiscal year 2005.

     INCOME TAXES. Income tax expense was $2.2 million for fiscal year 2005, a decrease of $267,000, when compared to $2.4 million for fiscal year 2004. The effective tax rate decreased to 36.5% in fiscal year 2005, as compared to 37.3% in fiscal year 2004, due to lower state and local taxes in fiscal year 2005.

     The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of September 30, 2006. All average balances are daily average balances at and for the years ended September 30, 2006 and 2005, respectively and monthly average balances at and for the year ended September 30, 2004. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

                                                                  YEARS ENDED SEPTEMBER 30,
                                         AT SEPTEMBER 30,     -------------------------------
                                               2006                       2006
                                     -----------------------  -------------------------------
                                     OUTSTANDING               AVERAGE
                                       BALANCE    YIELD/COST   BALANCE  INTEREST  YIELD/ COST
                                     -----------  ----------  --------  --------  -----------
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans..............................    $288,355       7.78%   $227,329   $17,275       7.60%
Investment securities and
   other interest-earning assets...     103,628       4.31     121,496     4,760       3.92
                                       --------               --------   -------
   Total interest-earning assets...     391,983       6.86     348,825    22,035       6.32
Non interest-earning assets........      16,062                 14,958
                                       --------               --------
   Total assets....................    $408,045               $363,783
                                       ========               ========
INTEREST-BEARING LIABILITIES:
Savings accounts...................    $ 72,736       1.00    $ 80,816       809       1.00
Money market/NOW accounts..........      26,998       1.94      26,481       293       1.11
Certificates of deposit............     152,361       4.50     141,224     5,582       3.95
                                       --------               --------   -------
   Total interest-bearing
      deposits.....................     252,095       3.22     248,521     6,684       2.69
FHLB advances......................      49,407       5.29      13,815       654       4.73
                                       --------               --------   -------
   Total interest-bearing
      liabilities..................     301,502       3.56     262,336     7,338       2.80
Non interest-bearing liabilities...      26,580                 24,276
                                       --------               --------
   Total liabilities...............     328,082                286,612
Retained earnings..................      79,963                 77,171
                                       --------               --------
   Total liabilities and
      retained earnings............    $408,045               $363,783
                                       ========               ========
Net interest income................                                      $14,697
                                                                         =======
Interest rate spread...............                   3.30%                            3.52%
Net interest-earning assets........    $ 90,481               $ 86,489
                                       ========               ========
Net interest margin................                                                    4.21%
Interest-earning assets to
   interest-bearing liabilities....                 130.01%                          132.97%

                                                        YEARS ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------------
                                                 2005                             2004
                                     -------------------------------  -------------------------------
                                      AVERAGE                          AVERAGE
                                      BALANCE  INTEREST  YIELD/ COST   BALANCE  INTEREST  YIELD/ COST
                                     --------  --------  -----------  --------  --------  -----------
                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans..............................  $178,026   $12,931      7.26%    $159,106   $11,651      7.32%
Investment securities and
   other interest-earning assets...   135,789     4,392      3.23      130,294     3,797      2.91
                                     --------   -------               --------   -------
   Total interest-earning assets...   313,815    17,323      5.52      289,400    15,448      5.34
Non interest-earning assets........    12,453                           12,782
                                     --------                         --------
   Total assets....................  $326,268                         $302,182
                                     ========                         ========
INTEREST-BEARING LIABILITIES:
Savings accounts...................  $ 91,094       851      0.93     $ 93,986       624      0.66
Money market/NOW accounts..........    28,149       214      0.76       31,898       204      0.64
Certificates of deposit............   116,160     3,554      3.06      113,349     3,039      2.68
                                     --------   -------               --------   -------
   Total interest-bearing
      deposits.....................   235,403     4,619      1.96      239,233     3,867      1.62
FHLB advances......................     9,369       277      2.96        8,526       185      2.17
                                     --------   -------               --------   -------
   Total interest-bearing
      liabilities..................   244,772     4,896      2.00      247,759     4,052      1.64
Non interest-bearing liabilities...    28,154                           19,894
                                     --------                         --------
   Total liabilities...............   272,926                          267,653
Retained earnings..................    53,342                           34,529
                                     --------                         --------
   Total liabilities and
      retained earnings............  $326,268                         $302,182
                                     ========                         ========
Net interest income................             $12,427                          $11,396
                                                =======                          =======
Interest rate spread...............                          3.52%                            3.70%
Net interest-earning assets........  $ 69,043                         $ 41,641
                                     ========                         ========
Net interest margin................                          3.96%                            3.94%
Interest-earning assets to
   interest-bearing liabilities....                        128.21%                          116.81%

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

                                                     YEARS ENDED               YEARS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                    2006 VS. 2005             2005 VS. 2004
                                              ------------------------   -----------------------
                                                  INCREASE                  INCREASE
                                                 (DECREASE)                (DECREASE)
                                                   DUE TO                    DUE TO
                                              ---------------            --------------
                                              VOLUME    RATE      NET    VOLUME    RATE     NET
                                              ------   ------   ------   ------   -----   ------
                                                                (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Loans receivable .......................   $3,747   $  597   $4,344   $1,374   $ (94)  $1,280
   Investment securities and other
      interest-earning assets .............     (560)     928      368      178     417      595
                                              ------   ------   ------   ------   -----   ------
      Total interest-earning assets .......    3,187    1,525    4,712    1,552     323    1,875
                                              ------   ------   ------   ------   -----   ------
INTEREST-BEARING LIABILITIES:
   Savings accounts .......................     (103)      61      (42)     (27)    254      227
   Money market/NOW accounts ..............      (18)      97       79      (29)     39       10
   Certificates of deposit ................      991    1,037    2,028       86     429      515
                                              ------   ------   ------   ------   -----   ------
      Total interest-bearing deposits .....      870    1,195    2,065       30     722      752
   FHLB advances ..........................      210      167      377       25      67       92
                                              ------   ------   ------   ------   -----   ------
      Total interest-bearing liabilities...    1,080    1,362    2,442       55     789      844
                                              ------   ------   ------   ------   -----   ------
Net change in net interest income .........   $2,107   $  163   $2,270   $1,497   $(466)  $1,031
                                              ======   ======   ======   ======   =====   ======

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

     A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2006, $4.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets our operational and financial needs. In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $7.3 million at September 30, 2006. As of September 30, 2006, we had $49.4 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $36.7 million.

     At September 30, 2006, we had $76.1 million in loan commitments outstanding, which included $30.8 million in undisbursed construction loans, $1.1 million in unused home equity lines of credit, and $44.2 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of September 30, 2006 totaled $110.0 million, or 72.2% of certificates of deposit. The large percentage of certificates of deposits that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     As reported in the consolidated statements of cash flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash (used in) provided by operating activities was $(75.4) million, $(3.5) million, and $10.9 million for the years ended September 30, 2006, 2005, and 2004, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods, the most significant of which are originations and sales of loans held-for-sale. The net effect of such originations and sales was a cash outflow of $81.6 million, a cash outflow of $8.6 million and a cash inflow of $6.5 million in fiscal years 2006, 2005, and 2004, respectively. Net cash provided by (used in) investing activities was $10.4 million, $(23.4) million, and $(39.8) million in fiscal years 2006, 2005 and 2004, respectively, principally reflecting our loan and investment security activities in the respective periods. In fiscal 2006, the cash flows generated from financing activities were utilized primarily for loan originations. Investment securities net cash provided by (used in), (purchases net of sales, principal repayments and maturities), amounted to $12.3 million, $17.1 million and $(24.3) million in the years ended September 30, 2006, 2005 and 2004, respectively. Net proceeds of $41.3 million from FHLB advances and net deposit inflow of $19.4 million comprised most of our financing activities which resulted in net cash provided of $60.7 million in fiscal year 2006, net proceeds of $37.9 million from our common stock issuance resulted in net cash provided of $27.4 million in fiscal 2005 and net deposit inflow provided $6.9 million which resulted in net cash provided of $10.8 million in fiscal year 2004. The net effect of our operating, investing and financing activities was to decrease our cash and cash equivalents from $26.1 million at the beginning of fiscal year 2004 to $4.1 million at the end of fiscal year 2006.

     The following table presents our contractual obligations as of September 30, 2006.

                                                              PAYMENTS DUE BY PERIOD
                                                --------------------------------------------------
                                                LESS THAN      ONE TO      THREE TO    MORE THAN 5
CONTRACTUAL OBLIGATIONS                TOTAL     ONE YEAR   THREE YEARS   FIVE YEARS      YEARS
----------------------------------   --------   ---------   -----------   ----------   -----------
                                                             (IN THOUSANDS)
Borrowings .......................   $ 49,407    $ 41,936     $ 6,671       $   600       $  200
Certificates of deposit ..........    152,361     110,019      27,158        15,154           30
Operating lease obligations (1)...      4,817         344         918           970        2,585
                                     --------    --------     -------       -------       ------
   Total .........................   $206,585    $152,299     $34,747       $16,724       $2,815
                                     ========    ========     =======       =======       ======

----------
(1)  Payments are for lease of real property.

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

     For fiscal year 2006, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

     We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of our certificates of deposit. By investing in short-term, liquid instruments, we believe we are better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during periods of declining interest rates, our strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the offering have increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management has leveraged the capital we received to increase our interest-earning assets. Management intends to lengthen the maturity of our earning assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.

     NET PORTFOLIO VALUE. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not receive a NPV calculation for an interest rate decrease of greater than 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

     The table below sets forth, as of September 30, 2006, the latest date for which the Office of Thrift Supervision has provided the Bank an interest rate sensitivity report of its net portfolio value and the estimated changes in the Bank's net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                      NPV AS A PERCENTAGE OF
                                 ESTIMATED INCREASE  PRESENT VALUE OF ASSETS (3)
                                  (DECREASE) IN NPV  --------------------------
     CHANGE IN                   ------------------                 INCREASE
  INTEREST RATES     ESTIMATED                       NPV RATIO     (DECREASE)
(BASIS POINTS) (1)     NPV (2)    AMOUNT   PERCENT      (4)      (BASIS POINTS)
------------------   ---------   -------   -------   ---------   --------------
                              (DOLLARS IN THOUSANDS)
       +300           $59,858    $(8,597)    (13)%     14.99%        (158)
       +200            62,799     (5,656)     (8)%     15.54%        (102)
       +100            65,846     (2,608)     (4)%     16.11%         (46)
          0            68,455         --      --       16.56%          --
       (100)           70,384      1,929       3%      16.87%           31
       (200)           70,888      2,433       4%      16.89%           32

----------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)  NPV Ratio represents NPV divided by the present value of assets.

     The table above indicates that at September 30, 2006, in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 8% decrease in net portfolio value. Our interest rate risk management policy in the low interest rate environment that has existed in recent years has emphasized maintaining a significant percentage of our assets in cash and cash equivalents, shorter-term securities and mortgage-related securities that provide significant cash flows. The effect of this policy has been to reduce our level of net interest income. We have been willing to accept reduced levels of income in low interest rate environments in order to be better positioned to reinvest our assets in longer-term, higher yielding investments as interest rates rise.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The following are included in this item:

     (a)  Report of Independent Registered Public Accounting Firm

     (b)  Consolidated Financial Statements:

          1. Consolidated Statements of Financial Condition as of September 30, 2006 and 2005.

          2. Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004.

          3. Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2006, 2005 and 2004.

          4. Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004.

          5.   Notes to Consolidated Financial Statements.

     The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      55

Report of Independent Registered Public Accounting Firm                      56

Consolidated Statements of Financial Condition at
   September 30, 2006 and 2005                                               57

Consolidated Statements of Income for the Years Ended
   September 30, 2006, 2005 and 2004                                         58

Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended September 30, 2006, 2005 and 2004                     59

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2006, 2005 and 2004                                         60

Notes to Consolidated Financial Statements                                   61

All schedules are omitted because the required information is not applicable or is included in the consolidated financial statements and related notes.

                     [BEARD MILLER COMPANY LLP LETTERHEAD]

To the Board of Directors and Stockholders
Brooklyn Federal Bancorp, Inc.
Brooklyn, NY

     We have audited the accompanying consolidated statement of financial condition of Brooklyn Federal Bancorp, Inc. and Subsidiary (collectively, the "Company") as of September 30, 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Brooklyn Federal Bancorp, Inc. and Subsidiary as of September 30, 2005 and for each of the years in the two year period then ended were audited by other auditors whose report, dated December 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Federal Bancorp, Inc. and Subsidiary as of September 30, 2006 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Beard Miller Company LLP

Beard Miller Company LLP
Pine Brook, New Jersey
December 29, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors

Brooklyn Federal Bancorp, Inc.:


We have audited the accompanying consolidated statement of financial condition of Brooklyn Federal Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Federal Bancorp, Inc. and Subsidiary as of September 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with U.S. generally accepted accounting principles.



/s/ KPMG LLP

New York, New York
December 22, 2005

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           SEPTEMBER 30, 2006 AND 2005
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARE DATA)

                                                                                  2006       2005
                                     ASSETS                                     --------   --------

Cash and due from banks (including interest-earning
   balances of $2,254 and $5,531, respectively) .............................   $  4,078   $  8,384
Certificates of deposit .....................................................      7,160      9,268
Securities available-for-sale ...............................................      4,389      4,190
Securities held-to-maturity:
   Mortgage-backed securities (estimated fair value of
      $84,792 and $93,884, respectively) ....................................     86,967     95,964
   Other (estimated fair value of $5 and $3,569, respectively) ..............          5      3,610
Loans held-for-sale .........................................................     92,243      8,603
Loans receivable ............................................................    196,112    196,585
   Less: Allowance for loan losses ..........................................      1,757      1,321
                                                                                --------   --------
      Loans receivable, net .................................................    194,355    195,264
Federal Home Loan Bank of New York ("FHLB") stock, at cost ..................      2,778      1,002
Accrued interest receivable .................................................      1,992      1,470
Premises and equipment, net .................................................      1,245      1,542
Bank-owned life insurance ...................................................      8,604      8,280
Prepaid expenses and other assets ...........................................      4,229      3,281
                                                                                --------   --------
         Total assets .......................................................   $408,045   $340,858
                                                                                ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand accounts .......................................................   $118,642   $128,021
      Certificates of deposit ...............................................    152,361    123,613
                                                                                --------   --------
         Total deposits .....................................................    271,003    251,634
   Borrowings:
      Short-term FHLB advances ..............................................     41,936      2,250
      Long-term FHLB advances ...............................................      7,471      5,857
   Advance payments by borrowers for taxes and insurance ....................      2,139      2,118
   Accrued expenses and other liabilities ...................................      5,533      3,790
                                                                                --------   --------
         Total liabilities ..................................................    328,082    265,649
                                                                                --------   --------
Commitments and contingencies ...............................................         --         --
Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
      none issued ...........................................................         --         --
   Common stock, $0.01 par value, 20,000,000 shares authorized; 13,225,000
      issued and outstanding ................................................        132        132
   Additional paid-in capital ...............................................     37,799     37,773
   Retained earnings-substantially restricted ...............................     44,946     40,388
   Unallocated common stock held by employee stock ownership plan ("ESOP") ..     (2,870)    (3,038)
   Accumulated other comprehensive loss:
      Net unrealized loss on securities available for sale, net of income
         tax benefit ........................................................        (44)       (46)
                                                                                --------   --------
         Total stockholders' equity .........................................     79,963     75,209
                                                                                --------   --------
         Total liabilities and stockholders' equity .........................   $408,045   $340,858
                                                                                ========   ========

See accompanying notes to consolidated financial statements.

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARE DATA)

                                                                    2006          2005        2004
                                                                -----------   -----------   -------
Interest income:
   First mortgage and other loans ...........................   $    17,275   $    12,931   $11,651
   Mortgage-backed securities ...............................         3,648         3,535     3,242
   Other securities and interest-earning assets .............         1,112           857       555
                                                                -----------   -----------   -------
      Total interest income .................................        22,035        17,323    15,448
Interest expense:
   Deposits .................................................         6,684         4,619     3,867
   Borrowings ...............................................           654           277       185
                                                                -----------   -----------   -------
      Total interest expense ................................         7,338         4,896     4,052
      Net interest income before provision for loan losses ..        14,697        12,427    11,396
Provision for loan losses ...................................           436           402        72
                                                                -----------   -----------   -------
      Net interest income after provision for loan losses ...        14,261        12,025    11,324
Non-interest income:
   Banking fees and service charges .........................         1,533         1,469     1,326
   Net gain on sale of loans held-for-sale ..................            48            16        96
   Other ....................................................           755           655       622
                                                                -----------   -----------   -------
      Total non-interest income .............................         2,336         2,140     2,044
Non-interest expense:
   Compensation and fringe benefits .........................         6,157         5,289     4,572
   Occupancy and equipment ..................................         1,110           945       874
   Professional fees ........................................           420           409       132
   Data processing fees .....................................           642           611       448
   Other ....................................................           945           960       814
                                                                -----------   -----------   -------
      Total non-interest expense ............................         9,274         8,214     6,840
      Income before provision for income taxes ..............         7,323         5,951     6,528
Provision for income taxes ..................................         2,765         2,171     2,438
                                                                -----------   -----------   -------
      Net income ............................................   $     4,558   $     3,780   $ 4,090
                                                                ===========   ===========   =======
   EARNINGS PER COMMON SHARE:
      Basic .................................................   $      0.35   $      0.15*  $   N/A
      Diluted ...............................................   $      0.35   $      0.15*  $   N/A
   AVERAGE COMMON SHARES OUTSTANDING:
      Basic .................................................    12,929,389    12,913,342       N/A
      Diluted ...............................................    12,929,389    12,913,342       N/A

* Earnings per common share from date of initial stock offering (April 5, 2005).

See accompanying notes to consolidated financial statements.

                 BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  RETAINED                   ACCUMULATED
                                                                                 EARNINGS-     UNALLOCATED      OTHER
                                                                 ADDITIONAL    SUBSTANTIALLY  COMMON STOCK  COMPREHENSIVE
                                                COMMON STOCK  PAID-IN CAPITAL    RESTRICTED   HELD BY ESOP       LOSS        TOTAL
                                                ------------  ---------------  -------------  ------------  -------------  --------
BALANCE SEPTEMBER 30, 2003 ...................      $ --          $    --         $32,518       $    --         $(11)      $ 32,507
Comprehensive income:
   Net income ................................        --               --           4,090            --           --          4,090
   Net unrealized loss on securities available
      for sale, net of income tax benefit ....        --               --              --            --           (4)            (4)
                                                                                                                           --------
         Comprehensive income ................                                                                                4,086
                                                    ----          -------         -------       -------         ----       --------
BALANCE SEPTEMBER 30, 2004 ...................        --               --          36,608            --          (15)        36,593
Comprehensive income:
   Net income ................................        --               --           3,780            --           --          3,780
   Net unrealized loss on securities available
      for sale, net of income tax benefit ....        --               --              --            --          (31)           (31)
                                                                                                                           --------
         Comprehensive income ................                                                                                3,749
                                                                                                                           --------
   Sale of 3,967,500 shares of
      common stock in the initial public
      offering and issuance of 9,257,500
      shares to the mutual holding company ...       132           37,762              --            --           --         37,894
   Purchase of common stock by the ESOP ......        --               --              --        (3,174)          --         (3,174)
   Allocation of ESOP stock ..................        --               11              --           136           --            147
                                                    ----          -------         -------       -------         ----       --------
BALANCE SEPTEMBER 30, 2005 ...................       132           37,773          40,388        (3,038)         (46)        75,209
Comprehensive income:
   Net income ................................        --               --           4,558            --           --          4,558
   Net unrealized loss on securities available
      for sale, net of income tax benefit ....        --               --              --            --            2              2
                                                                                                                           --------
         Comprehensive income ................                                                                                4,560
                                                                                                                           --------
   Allocation of ESOP stock ..................        --               26              --           168           --            194
                                                    ----          -------         -------       -------         ----       --------
BALANCE SEPTEMBER 30, 2006 ...................      $132          $37,799         $44,946       $(2,870)        $(44)      $ 79,963
                                                    ====          =======         =======       =======         ====       ========

See accompanying notes to consolidated financial statements.

                 BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                                                   2006       2005       2004
                                                                                                 --------   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income ................................................................................   $  4,558   $  3,780   $  4,090
                                                                                                 --------   --------   --------
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      ESOP expense ...........................................................................        194        147         --
      Depreciation and amortization ..........................................................        363        332        245
      Provision for loan losses ..............................................................        436        402         72
      Income from bank-owned life insurance ..................................................       (310)      (169)      (122)
      Increase (decrease) in deferred loan fees, net .........................................        378         95       (231)
      Amortization of premiums, net of accretion of discounts ................................         55        304        489
      Accretion of discount on certificates of deposit .......................................         (3)        --         --
      Originations of loans held-for-sale ....................................................    (87,711)   (11,382)    (3,763)
      Proceeds from sale of loans held-for-sale ..............................................      6,099      2,795     10,261
      Repayments of loans held-for-sale ......................................................        313         --         --
      Net gain on sales of loans held-for-sale ...............................................        (48)       (16)       (96)
      Increase in accrued interest receivable ................................................       (522)      (194)      (232)
      Deferred income tax benefit ............................................................       (411)      (436)       (14)
      Net loss on sales of securities available-for-sale .....................................         --         --          7
      (Increase) decrease in prepaid expenses and other assets ...............................       (535)       104       (977)
      Increase in accrued expenses and other liabilities .....................................      1,743        722      1,137
                                                                                                 --------   --------   --------
         Net cash (used in) provided by operating activities .................................    (75,401)    (3,516)    10,866
                                                                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan repayments in excess of originations (loan originations in excess of repayments) .....      1,145    (39,624)   (28,288)
   Proceeds from sale of loan participation interests ........................................         --      8,779     21,419
   Purchases of loans receivable .............................................................     (3,343)    (1,889)    (1,559)
   Principal repayments on mortgage-backed securities held-to-maturity .......................     27,595     31,909     40,900
   Purchases of mortgage-backed securities held-to-maturity ..................................    (18,655)   (15,006)   (62,513)
   Maturities and principal pay downs of other securities held-to-maturity ...................      3,607        315        490
   Purchases of other securities held-to-maturity ............................................         --         --     (3,137)
   Purchases of securities available-for-sale ................................................       (199)      (117)    (8,239)
   Sales of securities available-for-sale ....................................................         --         --      8,158
   Purchase of time deposits and certificates ................................................     (3,579)    (2,991)    (6,871)
   Maturity of time deposits and certificates ................................................      5,690        594         --
   (Purchase) sale of FHLB stock .............................................................     (1,776)        94        314
   Purchases of bank-owned life insurance ....................................................        (14)    (5,088)       (88)
   Purchases of premises and equipment .......................................................        (66)      (374)      (410)
                                                                                                 --------   --------   --------
         Net cash provided by (used in) investing activities .................................     10,405    (23,398)   (39,824)
                                                                                                 --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits ...........................................................     19,369     (4,916)     6,883
   Net Increase (decrease) in overnight FHLB advances ........................................     35,300     (3,631)     2,176
   Proceeds from FHLB term advances ..........................................................      9,000      5,207      5,100
   Repayments of FHLB term advances ..........................................................     (3,000)    (3,700)    (3,750)
   Increase (decrease) in advance payments by borrowers for taxes and insurance ..............         21       (286)       347
   Net proceeds from common stock issuance ...................................................         --     37,894         --
   Loan to ESOP for purchase of common stock .................................................         --     (3,174)        --
                                                                                                 --------   --------   --------
         Net cash provided by financing activities ...........................................     60,690     27,394     10,756
                                                                                                 --------   --------   --------
         Net (decrease) increase in cash and cash equivalents ................................     (4,306)       480    (18,202)
   Cash and cash equivalents at beginning of year ............................................      8,384      7,904     26,106
                                                                                                 --------   --------   --------
   Cash and cash equivalents at end of year ..................................................   $  4,078   $  8,384   $  7,904
                                                                                                 ========   ========   ========
   Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Interest ............................................................................   $  7,316   $  4,896   $  4,052
         Taxes ...............................................................................      2,221      2,845      2,132
      Other:
         Mortgage loans held-to-maturity transferred to held-for-sale ........................   $  3,451   $     --   $     --
         Mortgage loans held-for-sale transferred to held-to-maturity ........................      1,158         --         --

See accompanying notes to consolidated financial statements.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

          Certain prior-year amounts have been reclassified to conform to the current-year presentation.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

     (E)  LOAN SALES AND SYNDICATIONS

          The Company sells whole loans (principally commercial mortgage and residential mortgage loans) and loan participation interests (principally portions of multi-family, commercial mortgage and construction loans). Sales are generally made on a servicing-retained basis, except for certain sales of whole commercial mortgage loans for which servicing is released to the purchaser. These transactions are accounted for as sales based on application of the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These criteria provide that the Company, as transferor, must surrender control over the transferred assets (i.e., the loans sold) in order to record a sale. The criteria specify that (i) the transferred assets have been isolated from the transferor (put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership); (ii) each transferee has the right to pledge or exchange the assets it received; and (iii) the transferor does not maintain effective control over the

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

          transferred assets through an agreement to repurchase the assets or an ability to unilaterally cause the holder to return specific assets. For sales of loan participation interests, SFAS No. 140 specifies that the criteria are met if the purchaser has the right to pledge or exchange its participation interests after obtaining the Company's permission to do so (which permission shall not be unreasonably withheld). All of the Company's whole loan and loan participation transactions have met the required criteria and, accordingly, have been accounted for as sales. The principal effects of sales accounting are the derecognition of the whole loans and loan participation interests sold, and the recognition of a gain or loss on sale.

          Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). The cost basis of the loan sold is allocated, based on relative fair values, between the loan sold and the servicing right retained which is included in other assets. All but a minor portion of the Company's loan sales have been made on a non-recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loans. Servicing assets and recourse liabilities on loan sales through September 30, 2006 have had an immaterial effect on the Company's financial position and results of operations. Loan servicing income is reported in non-interest income.

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

          Interest is accrued monthly on the outstanding balance of mortgages and other loans unless management considers collection to be doubtful. Loans are generally placed on non-accrual status when principal or interest payments are in arrears ninety days or more or when other factors indicate that the collection of such amounts is doubtful. When loans are placed on non-accrual status, interest previously accrued but not received is reversed and charged against current income. Income is subsequently recognized only to the extent cash is received and full collectibility of principal is anticipated.

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

     (J)  BANK-OWNED AND SPLIT-DOLLAR LIFE INSURANCE

          The Bank owns life insurance policies on the lives of certain of its officers. The cash surrender value of the policies is recorded as an asset and the change in that value is recorded as non-interest income. Death benefit proceeds received in excess of a policy's cash surrender value are recognized in income upon receipt. Cash surrender values totaling $8,604,000 and $8,280,000 are reflected in the consolidated statements of financial condition as of September 30, 2006 and 2005, respectively. There are no policy loans offset against the cash surrender values or restrictions on the use of the proceeds.

          The Bank has also entered into agreements with certain of its officers with respect to split-dollar life insurance policies owned by the officer. The Bank pays the policy premiums and holds an assignment of policy proceeds payable at death sufficient to repay all premiums. The amount by which any death benefits exceeds a policy's cash surrender value will be paid to the beneficiary or beneficiaries designated by the Bank officer. Aggregate premiums paid by the Bank of $1,241,000 and $1,204,000 are included in other assets in the consolidated statements of financial condition as of September 30, 2006 and 2005, respectively.

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(3)  SECURITIES

     Investments in securities available-for-sale and held-to-maturity at September 30, 2006 and 2005 are summarized as follows:

                                                                     2006
                                               ------------------------------------------------
                                                              GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                  COST        GAINS       LOSSES     FAIR VALUE
                                               ---------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
     Securities available-for-sale:
        Mutual fund shares                      $ 4,464       $ --       $   (75)      $ 4,389
                                                =======       ====       =======       =======
     Securities held-to-maturity:
        Mortgage-backed securities:
           Government-sponsored enterprises     $55,133       $ 45       $(2,081)      $53,097
           Government agency                        199          9            (9)          199
           Private issuers                       31,635        100          (239)       31,496
        Other debt obligations                        5         --            --             5
                                                -------       ----       -------       -------
           Total securities held-to-maturity    $86,972       $154       $(2,329)      $84,797
                                                =======       ====       =======       =======

                                                                     2005
                                               ------------------------------------------------
                                                              GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                  COST        GAINS       LOSSES     FAIR VALUE
                                               ---------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
     Securities available-for-sale:
        Mutual fund shares                      $ 4,265        $--       $   (75)      $ 4,190
                                                =======        ===       =======       =======
     Securities held-to-maturity:
        Mortgage-backed securities:
           Government-sponsored enterprises     $78,657        $13       $(1,938)      $76,732
           Government agency                        270          1            --           271
           Private issuers                       17,037         13          (169)       16,881
        Other debt obligations                    3,610          2           (43)        3,569
                                                -------        ---       -------       -------
           Total securities held-to-maturity    $99,574        $29       $(2,150)      $97,453
                                                =======        ===       =======       =======

     All of the Company's mortgage-backed securities were acquired by purchase (none resulted from retained interests in loans sold or securitized by the Company). Mortgage-backed securities issued by government-sponsored enterprises at September 30, 2006 consist of (i) Freddie Mac securities with an amortized cost of $35,989,000 (compared to $53,664,000 at September 30, 2005) and an estimated fair value of $34,562,000 (compared to $52,307,000 at September 30, 2005) and (ii) Fannie Mae securities with an amortized cost of $19,144,000 (compared to $24,993,000 at September 30, 2005) and an estimated fair value of $18,535,000 (compared to $24,425,000 at September 30, 2005). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company's equity at September 30, 2006. Government agency mortgage-backed securities represent securities issued by Ginnie Mae.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     Proceeds from sales of securities available-for-sale were $0, $0 and $8,158,000 for the years ended September 30, 2006, 2005 and 2004, respectively, from the sale of mutual fund shares. Sales resulted in gross losses $7,000 in 2004. There were no gross gains on these sales.

     At September 30, 2006, the Bank pledged securities of $41.8 million in amortized cost, with an estimated fair value of $40.5 million, as collateral for advances from the Federal Home Loan Bank of New York ("FHLB-NY").

     There were no sales of securities held-to-maturity during the years ended September 30, 2006, 2005, and 2004.

     The following is a summary of the amortized cost and estimated fair values of securities held-to-maturity at September 30, 2006, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated prepayments.

                                                      AMORTIZED   ESTIMATED FAIR
                                                         COST         VALUE
                                                      ---------   --------------
                                                            (IN THOUSANDS)
     Other debt obligations:
        Less than one year                             $    --       $    --
        Over one to five years                               5             5
     Mortgage-backed securities:
        Government-sponsored enterprises                55,133        53,097
        Government agency                                  199           199
        Private issuers                                 31,635        31,496
                                                       -------       -------
           Total securities held-to-maturity           $86,972       $84,797
                                                       =======       =======

     The following tables summarize those securities available-for-sale and held-to-maturity at September 30, 2006 and 2005 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

                                                                  AS OF SEPTEMBER 30, 2006
                                        ---------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                        -----------------------   -----------------------   -----------------------
                                                        GROSS                     GROSS                     GROSS
                                         ESTIMATED   UNREALIZED    ESTIMATED   UNREALIZED    ESTIMATED   UNREALIZED
                                        FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
     Securities available-for-sale:
        Mutual fund shares                $   --        $ --        $ 4,389     $   (75)      $ 4,389     $   (75)
                                          ======        ====        =======     =======       =======     =======
     Securities held-to-maturity:
        Mortgage-backed securities:
           Government-sponsored
              enterprises                 $   16        $ (1)       $52,004     $(2,080)      $52,020     $(2,081)
           Government agency                  --          --            127          (9)          127          (9)
           Private issuers                 7,708         (84)         8,230        (155)       15,938        (239)
                                          ------        ----        -------     -------       -------     -------
     Total temporarily impaired
        securities held-to-maturity       $7,724        $(85)       $60,361     $(2,244)      $68,085     $(2,329)
                                          ======        ====        =======     =======       =======     =======

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

                                                                  AS OF SEPTEMBER 30, 2005
                                        ---------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                        -----------------------   -----------------------   -----------------------
                                                        GROSS                     GROSS                     GROSS
                                         ESTIMATED   UNREALIZED    ESTIMATED   UNREALIZED    ESTIMATED   UNREALIZED
                                        FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
     Securities available-for-sale:
        Mutual fund shares                $    --      $  --        $ 4,190     $   (75)      $ 4,190     $   (75)
                                          =======      =====        =======     =======       =======     =======
     Securities held-to-maturity:
        Mortgage-backed securities:
           Government-sponsored
              enterprises                 $ 5,756      $ (49)       $69,486     $(1,889)      $75,242     $(1,938)
           Private issuers                  8,444       (120)         2,554         (49)       10,998        (169)
        Other debt obligations                 --         --          3,167         (43)        3,167         (43)
                                          -------      -----        -------     -------       -------     -------
     Total temporarily impaired
        securities held-to-maturity       $14,200      $(169)       $75,207     $(1,981)      $89,407     $(2,150)
                                          =======      =====        =======     =======       =======     =======

     The Bank invests primarily in mortgage-backed securities of U.S. government-sponsored enterprises and, to a lesser extent, U.S. Government agency securities and securities of private issuers. Substantially all of the unrealized losses at September 30, 2006 and 2005 relate to mortgage-backed securities and were caused by increases in market yields subsequent to purchase. There were no securities with unrealized losses that were individually significant at September 30, 2006 and 2005. At September 30, 2006, a total of 4 securities were in a continuous unrealized loss position for less than 12 months, and 62 securities for 12 months or longer (compared to 20 securities and 50 securities, respectively, at September 30, 2005). There were no debt securities past due or securities for which the Bank currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Bank has the ability and intent to hold its debt securities to maturity, thereby recovering the investments without realizing a loss. Based on these facts and circumstances, the Bank did not consider any securities to be other-than-temporarily impaired at September 30, 2006 and 2005.

(4)  LOANS, SALES AND SYNDICATIONS

     Gross loans held-for-sale at September 30, 2006 and 2005 are summarized as follows:

                                                                  2006     2005
                                                                -------   ------
                                                                 (IN THOUSANDS)
     Mortgage loans:
        One- to four-family                                     $   720   $  540
        Multi-family                                             27,278      850
        Commercial                                               26,871    6,058
        Construction                                             13,385      480
        Land                                                     24,463      675
                                                                -------   ------
           Total                                                $92,717   $8,603
                                                                =======   ======

     The following is a summary, by type of loan, of the principal balances of whole loans and loan participation interests sold during the years ended September 30, 2006, 2005 and 2004.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

                                                       2006      2005      2004
                                                     -------   -------   -------
                                                            (IN THOUSANDS)
     Mortgage loans:
        Multi-family                                 $ 4,009   $ 1,252   $ 3,502
        Commercial                                     6,258     5,589    17,220
        Construction                                  14,441     3,075     6,397
        One- to four-family                            2,977     1,385     4,466
                                                     -------   -------   -------
           Total                                     $27,685   $11,301   $31,585
                                                     =======   =======   =======

     The portion of loans retained by the Bank on sales of participation interests during the years ended September 30, 2006, 2005 and 2004 were $24,178,000, $11,569,000 and $10,171,000, respectively.

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

     The following is a summary of loan syndication transactions completed during the years ended September 30, 2006, 2005 and 2004:

                                                       2006      2005      2004
                                                     -------   -------   -------
                                                            (IN THOUSANDS)
     Total loan amounts                              $67,607   $55,246   $39,824
     Less portion funded by other lenders             27,256    30,239    27,371
                                                     -------   -------   -------
     Loans receivable recorded by the Bank           $40,351   $25,007   $12,453
                                                     =======   =======   =======

     The unpaid principal balances of whole loans and loan participation interests sold by the Bank and serviced for others at September 30, 2006, 2005 and 2004 are summarized as follows:

                                                       2006      2005      2004
                                                     -------   -------   -------
                                                            (IN THOUSANDS)
     Mortgage loans:
        Multi-family                                 $ 2,889   $ 2,152   $ 2,272
        Commercial                                     9,464    18,601    13,950
        Construction                                  16,381     5,644     7,318
        One- to four-family                            5,989     5,241     5,700
                                                     -------   -------   -------
           Total                                     $34,723   $31,638   $29,240
                                                     =======   =======   =======

     In addition, the Bank serviced syndicated loan balances owned by other lenders totaling $62,041,000, $45,895,000 and $37,585,000 at September 30,
     2006, 2005 and 2004, respectively. At September 30, 2006, 2005 and 2004, the Bank serviced one- to four-family loans involving limited recourse of $4,236,000, $4,039,000 and $4,221,315, respectively.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(5)  LOANS RECEIVABLE, NET

     The components of the loan portfolio, excluding loans held-for-sale at September 30, 2006 and 2005, are summarized as follows:

                                                              2006       2005
                                                            --------   --------
                                                               (IN THOUSANDS)
     Mortgage loans:
        One- to four-family                                 $ 56,722   $ 54,840
        Multi-family                                          46,255     46,244
        Commercial                                            71,805     71,596
        Construction                                          18,169     20,305
        Land                                                   2,924      3,570
                                                            --------   --------
                                                             195,875    196,555
                                                            --------   --------
     Consumer and other loans:
        Personal loans                                           424        231
        Loans secured by deposit accounts                        127        167
                                                            --------   --------
                                                                 551        398
                                                            --------   --------
           Total loans receivable                            196,426    196,953
     Deferred net loan origination fees                         (314)      (368)
     Allowance for loan losses                                (1,757)    (1,321)
                                                            --------   --------
           Total loans receivable, net                      $194,355   $195,264
                                                            ========   ========

     At September 30, 2006 the Bank pledged $18.8 million in mortgage loans as collateral for borrowings from the FHLB - NY.

     At September 30, 2006 and 2005, loans receivable in non-accrual status were $2.8 million and $3.5 million, respectively. Interest which would have been recorded on these loans had they been accruing was approximately $132,000 in fiscal 2006 and $209,000 in fiscal year 2005. The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $2.1 million and $1.0 million at September 30, 2006 and September 30, 2005, respectively. All of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2006 and 2005 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $251,000 during the year ended September 30, 2006, $393,000 during the year ended September 30, 2005, and was less than $1,000 during the year ended September 30, 2004.

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     The principal balances of non-accrual loans were as follows:

                                        2006     2005
                                       ------   ------
                                        (IN THOUSANDS)
     One- to four-family residential
        mortgage loans                 $  154   $   --
     Multi-family loans                   814      282
     Commercial real estate loans       1,759    1,807
     Construction loans                    84    1,422
                                       ------   ------
           Total non-accrual loans     $2,811   $3,511
                                       ======   ======

     Activity in the allowance for loan losses for each of the years in the three-year period ended September 30, 2006 is summarized below. There were no charge-offs or recoveries during these years, except for a $1,000 consumer loan charge-off in fiscal year 2005.

                                                           2006     2005    2004
                                                          ------   ------   ----
                                                              (IN THOUSANDS)
     Balance, beginning of year                           $1,321   $  920   $848
     Provision for loan losses, net of $1 charge-off in
        2005                                                 436      401     72
                                                          ------   ------   ----
     Balance, end of year                                 $1,757   $1,321   $920
                                                          ======   ======   ====

(6)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at September 30, 2006 and 2005 is summarized as follows:

                                                                  2006     2005
                                                                 ------   ------
                                                                  (IN THOUSANDS)
     First mortgage and other loans                              $1,630   $1,079
     Mortgage-backed securities                                      38       47
     Other securities and interest-earning assets                   324      344
                                                                 ------   ------
                                                                 $1,992   $1,470
                                                                 ======   ======

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(7)  DEPOSITS

     Deposits at September 30, 2006 and 2005 are summarized as follows:

                                                                      2006                           2005
                                                        -----------------------------   -----------------------------
                                                                             WEIGHTED                        WEIGHTED
                                                                             AVERAGE                         AVERAGE
                                                                              STATED                          STATED
                                                                             INTEREST                        INTEREST
                                                         AMOUNT    PERCENT    RATES      AMOUNT    PERCENT    RATES
                                                        --------   -------   --------   --------   -------   --------
                                                                            (DOLLARS IN THOUSANDS)
     Demand accounts:
        Passbook savings accounts                       $ 72,736     26.84%     1.00%   $ 87,039     34.59%     1.02%
        Variable rate money market deposit accounts       15,624      5.77      2.81      11,967      4.76      1.01
        Negotiable order of withdrawal (NOW) accounts     11,374      4.20      0.75      13,569      5.39      0.75
        Checking accounts                                 18,908      6.98        --      15,446      6.14        --
                                                        --------    ------              --------    ------
                                                         118,642     43.79      1.06     128,021     50.88      0.87
                                                        --------    ------              --------    ------
     Certificates of deposit:
        1.00% to 1.99%                                       201      0.07                 6,327      2.51
        2.00% to 2.99%                                     1,908      0.70                27,883     11.08
        3.00% to 3.99%                                    31,888     11.77                56,850     22.59
        4.00% to 4.99%                                    83,854     30.94                27,959     11.11
        5.00% to 5.99%                                    34,510     12.73                 3,953      1.57
        6.00% to 6.99%                                        --        --                   641      0.26
                                                        --------    ------              --------    ------
                                                         152,361     56.21      4.50     123,613     49.12      3.49
                                                        --------    ------              --------    ------
                                                        $271,003    100.00%     2.99%   $251,634    100.00%     2.16%
                                                        ========    ======              ========    ======

     Scheduled maturities of certificates of deposit at September 30, 2006 and 2005 are summarized as follows:

                                                2006                 2005
                                         ------------------   ------------------
                                          AMOUNT    PERCENT    AMOUNT    PERCENT
                                         --------   -------   --------   -------
                                                  (DOLLARS IN THOUSANDS)
     Within one year                     $110,019     72.21%  $ 69,591     56.30%
     After one but within two years        17,800     11.68     26,324     21.29
     After two but within three years       9,358      6.14      8,947      7.24
     After three but within four years     10,155      6.67      8,661      7.01
     After four years                       5,029      3.30     10,090      8.16
                                         --------    ------   --------    ------
                                         $152,361    100.00%  $123,613    100.00%
                                         ========    ======   ========    ======

     Interest expense on deposits for the years ended September 30, 2006, 2005 and 2004 is summarized as follows:

                                                         2006     2005     2004
                                                        ------   ------   ------
                                                             (IN THOUSANDS)
     Demand accounts                                    $1,102   $1,065   $  828
     Certificates of deposit                             5,582    3,554    3,039
                                                        ------   ------   ------
                                                        $6,684   $4,619   $3,867
                                                        ======   ======   ======

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $35,771,000 and $21,628,000 at September 30, 2006
     and 2005, respectively. The FDIC generally insures deposit amounts up to $100,000, as defined in the applicable regulations.

(8)  BORROWINGS

     The Bank's borrowings at September 30, 2006 and 2005 consist of FHLB-NY advances with interest rates and maturity dates as summarized below. None of these advances are callable by the FHLB-NY prior to maturity.

                               2006                            2005
                  -----------------------------   -----------------------------
                  PRINCIPAL   RATE    MATURITY    PRINCIPAL   RATE    MATURITY
                  ---------   ----   ----------   ---------   ----   ----------
                                      (DOLLARS IN THOUSANDS)
                   $ 3,400    5.49%  10/02/2006     $  750    3.60%  11/14/2005
                    31,900    5.43   10/02/2006        500    4.61   02/27/2006
                       300    3.10   10/02/2006        500    3.88   05/15/2006
                     5,000    5.44   10/27/2006        500    2.56   09/26/2006
                       500    4.95   02/26/2007         --      --        --
                       586    4.00   02/26/2007         --      --        --
                       250    4.15   05/14/2007         --      --        --
                   -------                          ------
     Short-term     41,936    5.39                   2,250    3.59
                   -------                          ------
                       300    3.46   10/01/2007        300    3.10   10/02/2006
                       500    3.56   09/26/2008        500    4.95   02/26/2007
                       300    3.79   09/30/2008        250    4.15   05/14/2007
                       732    4.19   02/25/2008        300    3.46   10/01/2007
                     1,250    5.19   02/28/2008        500    3.56   09/26/2008
                       250    4.29   05/13/2008        300    3.79   09/30/2008
                     1,250    5.45   05/27/2008        586    4.00   02/26/2007
                       750    5.51   06/02/2008        732    4.19   02/25/2008
                       200    4.71   09/30/2008        250    4.29   05/13/2008
                       439    4.35   02/25/2009        200    4.71   09/30/2008
                       200    4.61   08/31/2009        439    4.35   02/25/2009
                       500    4.70   09/28/2009        200    4.61   08/31/2009
                       300    4.65   08/30/2010        500    4.70   09/28/2009
                       300    4.67   08/30/2011        300    4.65   08/30/2010
                       200    4.71   08/30/2012        300    4.67   08/30/2011
                        --      --       --            200    4.71   08/30/2012
                   -------                          ------
     Long-term       7,471    4.74                   5,857    4.22
                   -------                          ------
        Total      $49,407    5.29%                 $8,107    4.07%
                   =======                          ======

     As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings of up to approximately $86.2 million and $82.7 million at September 30, 2006 and 2005, respectively, in a combination of term advances and overnight funds. The Bank's unused FHLB-NY borrowing capacity was approximately $36.7 million and $74.6 million at September 30, 2006 and 2005, respectively.

     Borrowings are secured by the Bank's investment in FHLB-NY stock and by a security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     defined) at least equal to 120% of outstanding advances, or $59.3 million as of September 30, 2006. The Bank satisfied its collateral requirement at September 30, 2006 and 2005.

     At September 30, 2006 the Bank pledged $18.8 million of its mortgage portfolio and $41.8 million (amortized cost) of its securities portfolio having a fair market value of $40.5 million.

(9)  FEDERAL, STATE, AND LOCAL TAXES

     The Bank's provision (benefit) for income taxes included in the consolidated statements of income for the years ended September 30, 2006, 2005 and 2004 are as follows:

                                               2006     2005     2004
                                              ------   ------   ------
                                                   (IN THOUSANDS)
     Current tax expense:
        Federal                               $2,543   $2,107   $2,015
        State and local                          633      500      437
                                              ------   ------   ------
           Total current tax expense           3,176    2,607    2,452
                                              ------   ------   ------
     Deferred tax benefit:
        Federal                                 (329)    (302)     (12)
        State and local                          (82)    (134)      (2)
                                              ------   ------   ------
           Total deferred tax benefit           (411)    (436)     (14)
                                              ------   ------   ------
           Total provision for income taxes   $2,765   $2,171   $2,438
                                              ======   ======   ======

     The reconciliation of the Bank's U.S. statutory rate to the Bank's effective tax rate for the years ended September 30, 2006, 2005 and 2004 is as follows:

                                                                        2006   2005   2004
                                                                        ----   ----   ----
     Statutory Federal income tax rate                                  34.0%  34.0%  34.0%
     State and local income taxes, net of Federal income tax benefits    5.0    4.1    4.4
     Other                                                              (1.2)  (1.6)  (1.1)
                                                                        ----   ----   ----
        Effective tax rate                                              37.8%  36.5%  37.3%
                                                                        ====   ====   ====

     Beginning with the fiscal year ended September 30, 2005, the Company filed a consolidated Federal income tax return on a September 30 fiscal year basis. The Company also filed New York State franchise tax and New York City financial corporation tax returns on a September 30 fiscal year basis. The Company's annual state and city tax liability for each tax year is the greater of a tax based on entire net income, as defined, taxable assets or an alternative tax based on a specified formula. Further, the Company is subject to a metropolitan transportation business tax surcharge based upon New York State tax liability.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2006 and 2005 are as follows:

                                                                 2006     2005
                                                                ------   ------
                                                                 (IN THOUSANDS)
     Deferred tax assets:
        Allowance for loan losses                               $  773   $  582
        Supplemental retirement plan                               575      344
        Depreciation                                               150      123
        Other                                                      156      172
                                                                ------   ------
           Total deferred tax assets                             1,654    1,221
     Deferred tax liabilities:
        Deferred loan costs                                       (212)    (192)
                                                                ------   ------
           Net deferred tax assets (included in other assets)   $1,442   $1,029
                                                                ======   ======

     Management believes that it is more likely than not that the consolidated results of future operations of the Bank will generate sufficient taxable income to realize the deferred tax assets of the Bank. Therefore, a valuation allowance against the gross deferred tax assets was not considered necessary at September 30, 2006 and 2005.

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

     The Bank's base-year tax bad debt reserves totaled $1.6 million for Federal tax purposes and $2.6 million for State tax purposes at September 30, 2006 and 2005. Deferred tax liabilities have not been recognized with respect to these reserves, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of these reserves include failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. Federal base-year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. The unrecognized deferred tax liabilities with respect to the Bank's base-year reserves totaled approximately $0.8 million at both September 30, 2006 and 2005.

(10) DEFINED CONTRIBUTION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company has a non-contributory defined contribution plan which covers all employees with a minimum of two years of service who are at least twenty-one years of age. Contributions are made annually for each employee based upon a fixed percentage of compensation and were $153,000, $134,000 and $96,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     The Company has also established a Supplemental Executive Retirement Plan, which is a nonqualified plan providing certain executives with supplemental retirement benefits. The periodic pension expense for the supplemental plan amounted to $523,000, $275,000 and $20,000 for the years ended September 30, 2006, 2005 and 2004, respectively. The accrued liability on the supplemental plan was $1.3 million and $783,000 at September 30, 2006 and 2005, respectively, all of which is unfunded.

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

     ESOP expense was $195,000 and $147,000 for the years ended September 30, 2006 and 2005, respectively. Through September 30, 2006 a cumulative total of 14,548 shares have been committed to be released for allocation and 15,870 shares have been allocated. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders' equity (286,982 shares with a cost of approximately $2,869,820 and fair value of approximately $3,906,800 at September 30, 2006).

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

     Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I risk-based capital to risk-weighted assets, and of leverage and tangible capital to adjusted total assets. Management believes, as of September 30, 2006 and 2005, that the Bank met all capital adequacy requirements to which it was subject.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     As of September 30, 2006, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table:

                                                                                  TO BE WELL CAPITALIZED
                                                               FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                 ACTUAL      ADEQUACY PURPOSES      ACTION PROVISIONS
                                           ---------------   -----------------   -----------------------
                                            AMOUNT   RATIO     AMOUNT   RATIO          AMOUNT   RATIO
                                           -------   -----    -------   -----         -------   -----
                                                             (DOLLARS IN THOUSANDS)
     At September 30, 2006:
        Total risk-based capital (to
           risk weighted assets)           $64,648    21.9%   $23,576    8.0%         $29,240   10.0%
        Tier I risk-based capital (to
           risk weighted assets)            62,931    21.4     11,788    4.0           17,682    6.0
        Tangible capital (to tangible
           assets)                          62,931    15.5      6,119    1.5              N/A    N/A
        Tier I leverage (core) capital
           (to adjusted tangible assets)    62,931    15.5     12,238    3.0           20,397    5.0
     At September 30, 2005:
        Total risk-based capital (to
           risk weighted assets)           $59,256    28.2%   $16,840    8.0%         $21,050   10.0%
        Tier I risk-based capital (to
           risk weighted assets)            58,102    27.6      8,420    4.0           12,630    6.0
        Tangible capital (to tangible
           assets)                          58,102    17.1      5,111    1.5              N/A    N/A
        Tier I leverage (core) capital
           (to adjusted tangible assets)    58,102    17.1     10,223    3.0           17,038    5.0

     The following is a reconciliation of the Bank's equity under generally accepted accounting principles and its regulatory capital amounts at September 30, 2006 and 2005:

                                                                               2006      2005
                                                                             -------   -------
                                                                               (IN THOUSANDS)
     Equity under generally accepted accounting principles                   $62,931   $58,000
        Net unrealized loss on securities available for sale, net of
           income tax benefit                                                     44        46
        Minority interest in consolidated subsidiary                              61        56
                                                                             -------   -------
     Tangible capital, Tier I (core) capital and Tier 1 risk-based capital    63,036    58,102
        Allowance for loan losses includable in regulatory capital             1,612     1,154
                                                                             -------   -------
     Total risk-based capital                                                $64,648   $59,256
                                                                             =======   =======

DIVIDENDS

If the Company pays dividends to its stockholders, it also will be required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends. Any decision to waive dividends will be subject to regulatory approval. Under OTS regulations,

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

     LEASE COMMITMENTS

     At September 30, 2006, the Bank was obligated under noncancelable operating leases on property used for banking purposes. These leases contain escalation clauses which provide for minimum annual rental payments and payment of real estate taxes and other occupancy expense, that may be increased based upon increases in real estate taxes and in the other occupancy expenses. Rental expense was $326,000, $329,000 and $330,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

     The projected minimum rental payments by fiscal year under the terms of the leases at September 30, 2006 are approximately as follows:

                           YEAR                    AMOUNT
                        ----------             --------------
                                               (IN THOUSANDS)
                        2007                       $  344
                        2008                          442
                        2009                          476
                        2010                          479
                        2011                          491
                        Thereafter                  2,585
                                                   ------
                                                   $4,817
                                                   ======

     LOAN COMMITMENTS

     At September 30, 2006 and 2005, outstanding commitments made by the Bank for commercial and residential mortgages, undisbursed construction loans, and home equity lines of credit approximated $76,130,000 and $77,808,000, respectively. The commitments at September 30, 2006 consisted of adjustable or variable rate commitments of $69,759,000 and fixed-rate commitments of $6,371,000. The fixed-rate commitments carried interest rates ranging from 6.00% to 8.50%. At September 30, 2006 there were $50,000 in commitments to sell whole loans.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     For commitments to originate loans, the Bank's maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments represent exposure to credit risk only to the extent that they are subsequently drawn upon by customers. Some commitments have fixed expirations and, consequently, may not represent future cash requirements. The Bank uses the same credit policies and underwriting standards in making loan commitments as it does for on-balance-sheet instruments. For loan commitments, the Bank would generally be exposed to interest rate risk from the time a commitment is issued with a defined contractual interest rate. Since the Bank's off-balance sheet financial instruments are limited to loan origination commitments that are short term in duration and present nominal credit risk, there was no accrual for credit losses on such instruments at September 30, 2006 and 2005.

(14) RELATED PARTY TRANSACTIONS

     As of September 30, 2006 and 2005, the Bank had approximately $343,000 and $382,000, respectively, of mortgage loans to its officers and related parties, with interest rates varying from 5.00% to 8.00% at both dates. During the year ended September 30, 2006, related party loans of $13,000 were originated and $52,000 was repaid. All loans mature within 30 years.

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

     The following table summarizes the carrying value and estimated fair value of the Company's financial instruments at September 30, 2006 and 2005:

                                                                 2006
                                                     ---------------------------
                                                                       ESTIMATED
                                                     CARRYING VALUE   FAIR VALUE
                                                     --------------   ----------
                                                            (IN THOUSANDS)
     Financial assets:
        Cash and due from banks                         $  4,078       $  4,078
        Certificates of deposit                            7,160          7,133
        Securities available-for-sale                      4,389          4,389
        Securities held-to-maturity                       86,972         84,797
        Loans held-for-sale                               92,243         92,243
        Loans receivable, net                            194,355        196,066
        FHLB stock                                         2,778          2,778
        Accrued interest receivable                        1,992          1,992
     Financial liabilities:
        Deposits                                         271,003        270,620
        Borrowings                                        49,407         49,664
        Accrued Interest Payable                              78             78

                                                                 2005
                                                     ---------------------------
                                                                       ESTIMATED
                                                     CARRYING VALUE   FAIR VALUE
                                                     --------------   ----------
                                                            (IN THOUSANDS)
     Financial assets:
        Cash and due from banks                         $  8,384       $  8,384
        Certificates of deposit                            9,268          9,221
        Securities available-for-sale                      4,190          4,190
        Securities held-to-maturity                       99,574         97,453
        Loans held-for-sale                                8,603          8,603
        Loans receivable, net                            195,264        199,773
        FHLB stock                                         1,002          1,002
        Accrued interest receivable                        1,470          1,470
     Financial liabilities:
        Deposits                                         251,634        250,930
        Borrowings                                         8,107          8,194
        Accrued Interest Payable                              57             57

     The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at September 30, 2006 and 2005:

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

          Management believes that the Bank's core deposit relationships provide a relatively stable, low cost funding source which has a substantial intangible value separate from the deposit balances.

     (I)  BORROWINGS

          The fair values of borrowings are estimated using a discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

     (J)  COMMITMENTS

          Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties. The estimated fair values of commitments outstanding as of September 30, 2006 and 2005 are not considered significant and are not included in the above table.

(16) EARNINGS PER COMMON SHARE

     The following is a summary of the calculation of earnings per share (EPS):

                                                 YEARS ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                 2006          2005       2004
                                             -----------   ------------   ----
                                           (In thousands, except per share data)

     Net income**                            $     4,558   $      1,916   $ NA
                                             ===========   ============   ====
     Weighted average common shares
        outstanding for computation of
        basic EPS                             12,929,389     12,913,342     NA
     Dilutive common-equivalent shares                --             --     NA
     Weighted average common shares
        for computation of diluted EPS        12,929,389     12,913,342     NA
                                             ===========   ============   ====
     Earnings per common share:
        Basic                                $      0.35   $       0.15   $ NA
                                             ===========   ============   ====
        Diluted                              $      0.35   $       0.15   $ NA
                                             ===========   ============   ====

     ** As described in Note 1, the Bank converted to a federally chartered stock savings bank effective April 5, 2005. The basic and diluted earnings per share, for fiscal year ended September 30, 2005, have been calculated based on net income from April 5, 2005 to September 30, 2005, the period during which common stock was outstanding.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(17) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based payment." This statement revised the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Company will be required to measure the cost of employee services received in exchange for any award of equity instruments made after June 30, 2006, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). SFAS No. 12 (revised 2004) will not have any effect on the Company's existing historical financial statements as the Company has not had and does not currently have any stock-based compensation grants which would be subject to SFAS No. 123 (revised 2004). However, should the Company grant stock compensation awards in the future, any such awards will require the recording of compensation expense.

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

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

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

     In September 2006, the FASB issued FASB Statement No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

     On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

     On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109"

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(18) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     Set forth below are the condensed statements of financial condition and related condensed statements of income and cash flows as of September 30, 2006 and 2005. The related 2005 condensed statements of financial condition, condensed statements of income and condensed statement of cash flows are for the period April 5, 2005 to September 30, 2005 for Brooklyn Federal Bancorp, Inc.:

                                                                2006      2005
                                                              -------   -------
                                                                (IN THOUSANDS)
     CONDENSED STATEMENTS OF FINANCIAL CONDITION
     Assets:
        Cash                                                  $13,844   $13,993
        Loan receivable from ESOP                               3,014     3,174
        Investment in Brooklyn Federal Savings Bank            62,931    58,000
        Other investments                                         100       100
        Other assets                                              201        97
                                                              -------   -------
           Total assets                                       $80,090   $75,364
                                                              =======   =======
     Liabilities                                              $   127   $   155
     Stockholders' equity                                      79,963    75,209
                                                              -------   -------
           Total liabilities and stockholders' equity         $80,090   $75,364
                                                              =======   =======
     CONDENSED STATEMENTS OF INCOME
        Interest income                                       $   206   $    91
        Non-interest expense                                      531       364
        Income tax benefit                                       (148)     (124)
                                                              -------   -------
           Loss before equity in undistributed
              earnings of subsidiary                             (177)     (149)
        Equity in undistributed earnings of
           Brooklyn Federal Savings Bank                        4,735     2,065
                                                              -------   -------
           Net income                                         $ 4,558   $ 1,916
                                                              =======   =======

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

                                                                                 2006      2005
                                                                               -------   --------
                                                                                 (IN THOUSANDS)
     CONDENSED STATEMENTS OF CASH FLOWS
        Cash flows from operating activities:
           Net income                                                          $ 4,558   $  1,916
           Adjustments to reconcile net income to net cash used in operating activities:
                 Equity in undistributed earnings of the Bank                   (4,735)    (2,065)
                 Increase in other assets                                         (104)       (97)
                 (Decrease) Increase in other liabilities                          (28)       155
                                                                               -------   --------
                    Net cash used in operating activities                         (309)       (91)
        Cash flows from investing activities:
           Purchase of other investments                                            --       (100)
           Origination of ESOP loan                                                 --     (3,174)
           Repayment on ESOP loan                                                  160         --
                                                                               -------   --------
                    Net cash provided by (used in) investing activities            160     (3,274)
        Cash flows from financing activities:
           Net proceeds from common stock issuance                                  --     37,894
           Capital contribution to the Bank                                         --    (20,536)
                                                                               -------   --------
                    Net cash provided by financing activities                       --     17,358
                    Net (decrease) increase in cash                               (149)    13,993
        Cash at beginning of period                                             13,993         --
                                                                               -------   --------
        Cash at end of period                                                  $13,844   $ 13,993
                                                                               =======   ========

                         BROOKLYN FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        September 30, 2006, 2005 and 2004

(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a condensed summary of quarterly results of operations for the years ended September 30, 2006 and 2005:

                                                                 FIRST     SECOND    THIRD     FOURTH
                                                                QUARTER   QUARTER   QUARTER   QUARTER
                                                                -------   -------   -------   -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
     YEAR ENDED SEPTEMBER 30, 2006
     -----------------------------
        Interest income                                         $4,878     $5,275    $5,617    $6,265
        Interest expense                                         1,533      1,709     1,872     2,224
                                                                ------     ------    ------    ------
        Net interest income before provision for loan losses     3,345      3,566     3,745     4,041
        Provision for loan losses                                  (13)       128       204       117
        Non-interest income                                        709        546       561       520
        Non-interest expense                                     2,259      2,344     2,268     2,403
                                                                ------     ------    ------    ------
        Income before income tax expense                         1,808      1,640     1,834     2,041
        Income tax expense                                         679        615       696       775
                                                                ------     ------    ------    ------
        Net income                                              $1,129     $1,025    $1,138    $1,266
                                                                ======     ======    ======    ======
        Earnings per common share:
        Basic                                                   $ 0.09     $ 0.08    $ 0.09    $ 0.10
        Diluted                                                 $ 0.09     $ 0.08    $ 0.09    $ 0.10
                                                                ======     ======    ======    ======
     YEAR ENDED SEPTEMBER 30, 2005
     -----------------------------
        Interest income                                         $3,958     $3,989    $4,511    $4,865
        Interest expense                                         1,088      1,161     1,263     1,384
                                                                ------     ------    ------    ------
        Net interest income before provision for loan losses     2,870      2,828     3,248     3,481
        Provision for loan losses                                   14         22       128       238
        Non-interest income                                        603        472       464       601
        Non-interest expense                                     1,973      1,849     2,070     2,322
                                                                ------     ------    ------    ------
        Income before income tax expense                         1,486      1,429     1,514     1,522
        Income tax expense                                         538        559       418       656
                                                                ------     ------    ------    ------
        Net income                                              $  948     $  870    $1,096    $  866
                                                                ======     ======    ======    ======
        Earnings per common share:
        Basic                                                       NA         NA    $ 0.08    $ 0.07
        Diluted                                                     NA         NA    $ 0.08    $ 0.07
                                                                ======     ======    ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to us or our consolidated subsidiary required to be included in our periodic SEC filings.

ITEM 9B. OTHER INFORMATION
--------------------------

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under "Proposal 1-Election of Directors" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 20, 2007 and is incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Proposal 1-Election of Directors" under caption "Ownership Reports by Officers and Directors" in the Proxy statement filed for the Annual Meeting of Stockholders to be held on February 20, 2007 and is incorporated herein by reference.

     The Company had adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company and the Bank, including the principal executive officer, principal financial officer, principal accounting officer, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Bank's website at www.brooklynbank.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on the Bank's website.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required by this item is set forth under "Proposal 1-Election of Directors" under the caption "Director Compensation" and "Executive Officers Compensation", excluding the information set forth under the captions "Compensation Committee Report" and "Stock performance Graph", in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2007 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The information required by this item regarding security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners" and "Proposal I-Election of Directors" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 20, 2007 and is incorporated here by reference.

     The information regarding the Company's compensation plans under which equity securities of the Brooklyn Federal are authorized for issuance as of September 30, 2006 is included under "Proposal I-Election of Directors" under the caption "Benefit Plans" and "Stock Benefit Plans" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 20, 2007 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
--------------------------------------------------------------------
INDEPENDENCE
------------

     The information required by this item is set forth under "Proposal I-Election of Directors" under the captions "Transactions With Certain Related Persons" and "Board Independence" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 20, 2007 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

     The Company's independent registered public accounting firm for the years ended September 30, 2006 and 2005 were Beard Miller Company, LLC ("BMC") and KPMG LLP ("KPMG"), respectively.

     AUDIT FEES. The aggregate fees billed to the Company by BMC for professional services rendered by BMC for the audit of the Company's annual financial statements, review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by BMC in connection with statutory and regulatory filings and engagements was $72,500 during the fiscal year ended September 30, 2006.

     The aggregate fees billed to the Company by KPMG for professional services rendered by KPMG for the audit of the Company's annual financial statements, review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by KPMG in connection with statutory and regulatory filings and engagements was $410,000(1) during the fiscal year ended September 30, 2005.

----------
(1) Includes fees of $190,000 for services in connection with the Company's registration and prospectus prepared and filed with the SEC in fiscal 2005 in connection with the Bank's reorganization into the mutual holding company structure and the Company's related stock offering.

     AUDIT RELATED FEES. There were no fees billed to the Company by BMC or KPMG in fiscal 2006 or fiscal 2005 for assurance and related services reasonably related to the performance of the audit of and review of the financial statements that are not already reported in "Audit Fees," above.

     TAX FEES. The aggregate fees billed to the Company by KPMG for professional services rendered by KPMG for tax compliance, tax advice and tax planning was $95,100 and $49,050 during the fiscal years ended September 30, 2006 and 2005, respectively. These services included federal and state tax compliance services.

     ALL OTHER FEES. No other fees were billed to the Company by BMC and KPMG during the fiscal years ended September 30, 2006 and 2005. The full Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm and the related fees.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements

            o     Report of Independent Registered Public Accounting Firm

            o Consolidated Statements of Financial Condition, September 30, 2006 and 2005

            o Consolidated Statements of Income, Years Ended September 30, 2006, 2005 and 2004

            o Consolidated Statements of Changes in Stockholders' Equity, Years Ended September 30, 2006, 2005 and 2004

            o Consolidated Statements of Cash Flows, Years Ended September 30, 2006, 2005 and 2004

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

            10.1 Form of Employment Agreement between Brooklyn Federal Bancorp, Inc. and certain executive officers.*

            10.2 Form of Change in Control Agreement between Brooklyn Federal Bancorp, Inc. and certain executive officers.*

            10.3 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo**

            10.4 Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty**

            10.5  Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive
                  Plan***

            21    Subsidiaries of the Registrant*

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).

** Filed as exhibit to the Company's Form 10-Q for the period ended June 30, 2005.

*** Field as exhibit to the Company's Definitive Proxy Statement filed with the SEC on March 7, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BROOKLYN FEDERAL BANCORP, INC.


                                       By: /s/ Angelo J. Di Lorenzo
                                           -------------------------------------
                                           Angelo J. Di Lorenzo
                                           Chief Executive Officer and President
                                           (Duly Authorized Representative)

        Signatures                          Title                     DATE
        ----------                          -----                     ----


/s/ Angelo J. Di Lorenzo        Chief Executive Officer and    December 29, 2006
-----------------------------   President (Principal
Angelo J. Di Lorenzo            Executive Officer)


/s/ Richard A. Kielty           Executive Vice President and   December 29, 2006
-----------------------------   Chief Financial Officer
Richard A. Kielty               (Principal Financial and
                                Accounting Officer)


/s/ John A. Loconsolo           Director                       December 29, 2006
-----------------------------
John A. Loconsolo


/s/ Vincent E. Caccese          Director                       December 29, 2006
-----------------------------
Vincent E. Caccese


/s/ John C. Gallin              Director                       December 29, 2006
-----------------------------
John C. Gallin


/s/ Daniel O. Reich             Director                       December 29, 2006
-----------------------------
Daniel O. Reich


/s/ Salvatore M. Salibello      Director                       December 29, 2006
-----------------------------
Salvatore M. Salibello

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

     10.5   Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan***

     21     Subsidiaries of the Registrant*

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).

** Filed as exhibit to the Company's Form 10-Q for the period ended June 30, 2005.

*** Filed as exhibit to the Company's Definitive Proxy Statement filed with the SEC on March 7, 2006.