Form 10-Q
period 2006-12-31
Brooklyn Federal Bancorp, Inc.
filed 2007-02-13
CIK 1310313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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
YES [ ]          NO     [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                Outstanding at February 9, 2007
Common Stock,  $.01 Par Value                            13,442,500

                         BROOKLYN FEDERAL BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I.

                                                                    Page Number

Item 1.  Financial Statements ............................................. 1
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........18
Item 4.  Controls and Procedures...........................................18

                                    PART II.

Item 1.  Legal Proceedings.................................................19
Item 1A. Risk Factors......................................................19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......19
Item 3.  Defaults Upon Senior Securities...................................19
Item 4.  Submission of Matters to a Vote of Security Holders...............19
Item 5.  Other Information.................................................19
Item 6.  Exhibits..........................................................19

Signature Page.............................................................21

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    DECEMBER 31, 2006 AND SEPTEMBER 30, 2006
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                   ASSETS                                        2006            2006
                                                                               ---------      ---------
Cash and due from banks (including interest-earning balances of $7,523 and
  $2,254, respectively)                                                        $  10,058      $   4,078
Certificates of deposit                                                            6,566          7,160
Securities available-for-sale                                                      4,439          4,389
Securities held-to-maturity:
  Mortgage-backed securities (estimated fair value of $80,034 and $84,792,
     respectively)                                                                82,082         86,967
  Other (estimated fair value of $4 and $5, respectively)                              4              5
Loans held-for-sale                                                               91,100         92,243
Loans                                                                            194,381        196,112
     Less: Allowance for loan losses                                               1,774          1,757
                                                                               ---------      ---------
             Net loans                                                           192,607        194,355
Federal Home Loan Bank ("FHLB") of New York stock, at cost                         2,233          2,778
Accrued interest receivable                                                        2,127          1,992
Premises and equipment, net                                                        1,179          1,245
Bank owned life insurance                                                          8,703          8,604
Prepaid expenses and other assets                                                  4,006          4,229
                                                                               ---------      ---------
         Total assets                                                          $ 405,104      $ 408,045
                                                                               =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Non-interest-bearing deposits                                            $  15,875      $  18,908
      Interest-bearing deposits                                                  101,563         99,734
      Certificates of deposit                                                    161,334        152,361
                                                                               ---------      ---------
         Total deposits                                                          278,772        271,003
  Borrowings:
      Short-term FHLB of New York advances                                        30,136         41,936
      Long-term FHLB of New York advances                                          7,171          7,471
  Advance payments by borrowers for taxes and insurance                            1,383          2,139
  Accrued expenses and other liabilities                                           5,944          5,533
                                                                               ---------      ---------
         Total liabilities                                                       323,406        328,082
                                                                               ---------      ---------
Stockholders' equity:
      Preferred stock, $0.01 par value, 1,000,000 shares authorized;
       none issued                                                                    --             --
      Common stock, $0.01 par value, 20,000,000 shares authorized;
        13,225,000 issued and outstanding                                            132            132
      Additional paid-in capital                                                  37,811         37,799
      Retained earnings - substantially restricted                                46,634         44,946
      Unallocated common stock held by employee stock ownership
         plan ("ESOP")                                                            (2,830)        (2,870)
      Accumulated other comprehensive loss:
        Net unrealized loss on securities, net of tax                                (49)           (44)
                                                                               ---------      ---------
         Total stockholders' equity                                               81,698         79,963
                                                                               ---------      ---------
         Total liabilities and stockholders' equity                            $ 405,104      $ 408,045
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


                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                             -----------------------------
                                                                 2006             2005
                                                             ------------     ------------
Interest income:
   First mortgage and other loans                            $      6,066     $      3,703
   Mortgage-backed securities                                         876              836
   Other securities and interest-earning assets                       205              339
                                                             ------------     ------------
     Total interest income                                          7,147            4,878
                                                             ------------     ------------
Interest expense:
   Deposits                                                         2,166            1,448
   Borrowings                                                         617               85
                                                             ------------     ------------
     Total interest expense                                         2,783            1,533
                                                             ------------     ------------

Net interest income before provision for loan losses                4,364            3,345
Provision for (recovery of) loan losses                                17              (13)
                                                             ------------     ------------
     Net interest income after provision for loan losses            4,347            3,358
                                                             ------------     ------------
Non-interest income:
   Banking fees and service charges                                   613              517
   Net gain on sale of loans held-for-sale                             12               26
   Other                                                              160              166
                                                             ------------     ------------
     Total non-interest income                                        785              709
                                                             ------------     ------------
Non-interest expense:
   Compensation and fringe benefits                                 1,544            1,510
   Occupancy and equipment                                            274              253
   Professional fees                                                  109               71
   Data processing fees                                               164              165
   Other                                                              307              260
                                                             ------------     ------------
     Total non-interest expense                                     2,398            2,259
                                                             ------------     ------------

Income before provision for income taxes                            2,734            1,808
Provision for income taxes                                          1,046              679
                                                             ------------     ------------
     Net income                                              $      1,688     $      1,129
                                                             ============     ============
     Earnings per share:
          Basic                                              $       0.13     $       0.09
          Diluted                                            $       0.13     $       0.09
     Average common shares outstanding:
          Basic                                                12,939,383       12,923,207
          Diluted                                              12,939,383       12,923,207


                See accompanying notes to consolidated financial statements.



                                          BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                                         (IN THOUSANDS)
                                                           (UNAUDITED)

                                                                        RETAINED                     ACCUMULATED
                                                                       EARNINGS-     UNALLOCATED       OTHER
                                                        ADDITIONAL   SUBSTANTIALLY   COMMON STOCK   COMPREHENSIVE
                                     COMMON STOCK   PAID-IN CAPITAL    RESTRICTED    HELD BY ESOP       LOSS           TOTAL
                                     ------------   ---------------  -------------   ------------   --------------    --------
BALANCE SEPTEMBER 30, 2005           $    132       $        37,773  $      40,388   $    (3,038)   $         (46)   $  75,209

Comprehensive income:
    Net income                                 --                --          1,129            --               --        1,129
    Net unrealized loss on securities          --                --             --            --               (2)          (2)
                                                                                                                      --------
          Comprehensive income                                                                                           1,127
                                                                                                                      --------
Allocation of ESOP stock                       --                 4             --            49               --           53
                                     ------------   ---------------  -------------   ------------   --------------    --------
BALANCE DECEMBER 31, 2005            $        132   $        37,777  $      41,517   $    (2,989)   $         (48)    $ 76,389
                                     ============   ===============  =============   ============   ==============    ========

BALANCE SEPTEMBER 30, 2006           $        132   $        37,799  $      44,946   $    (2,870)   $         (44)    $ 79,963

Comprehensive income:
    Net income                                 --                --          1,688            --               --        1,688
    Net unrealized loss on securities          --                --             --            --               (5)          (5)
                                                                                                                      --------
          Comprehensive income                                                                                           1,683
                                                                                                                      --------
Allocation of ESOP stock                       --                12             --            40               --           52
                                     ------------   ---------------  -------------   ------------   --------------    --------
BALANCE DECEMBER 31, 2006            $        132   $        37,811  $      46,634   $    (2,830)   $         (49)    $ 81,698
                                     ============   ===============  =============   ============   ==============    ========


                                  See accompanying notes to consolidated financial statements.


                                             BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                              -------------------------
                                                                                                2006             2005
                                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $  1,688         $  1,129
     Adjustments to reconcile net income to net cash provided by operating activities:
         ESOP expense                                                                               52               53
         Depreciation and amortization                                                              84               96
         Provision for  (recovery of) loan losses                                                   17              (13)
         Income from bank-owned life insurance                                                     (84)             (66)
         Increase in deferred loan fees, net                                                      (233)             (66)
         Amortization of premiums, net of accretion of discounts                                     3               26
         Accretion of discount on certificates of deposit                                           (1)              --
         Originations of loans held-for-sale                                                    (4,734)         (10,067)
         Proceeds from sales of loans held-for-sale                                                207            6,073
         Principal repayments on loans held-for-sale                                             1,731                5
         Net gain on sales of loans held-for-sale                                                  (12)             (26)
         Increase in accrued interest receivable                                                  (135)             (78)
         Deferred income tax benefit                                                              (144)              (9)
         Decrease in prepaid expenses and other assets                                             371              238
         Increase (decrease) in accrued expenses and other liabilities                             411              (13)
                                                                                              --------         --------
              Net cash used in operating activities                                               (779)          (2,718)
                                                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayments in excess of loan originations                                                   5,915            2,567
     Principal repayments on mortgage-backed securities held-to-maturity                         4,882            9,209
     Purchases of mortgage-backed securities held-to-maturity                                       --           (9,594)
     Maturities and principal pay downs of other securities held-to-maturity                         1              395
     Purchases of securities available-for-sale                                                    (59)             (43)
     Purchases of certificates of deposit                                                           --              (98)
     Maturities of certificates of deposit                                                         595              200
     Redemption of FHLB of New York stock                                                          545              132
     Purchases of bank-owned life insurance                                                        (15)             (15)
     Purchases of premises and equipment                                                           (18)             (10)
                                                                                              --------         --------
             Net cash provided by investing activities                                          11,846            2,743
                                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                                        7,769           15,713
     Net decrease in overnight FHLB advances                                                   (16,800)              --
     Proceeds from FHLB of New York term advances                                               15,000              750
     Repayments of FHLB of New York term advances                                              (10,300)            (750)
     Decrease in advance payments by borrowers for taxes and insurance                            (756)            (861)
                                                                                              --------         --------
             Net cash (used in) provided by financing activities                                (5,087)          14,852
                                                                                              --------         --------

             Net increase in cash and cash equivalents                                           5,980           14,877
Cash and cash equivalents at beginning of year                                                   4,078            8,384
                                                                                              --------         --------
Cash and cash equivalents at end of period                                                    $ 10,058         $ 23,261
                                                                                              ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                             $  2,774         $  1,533
         Taxes                                                                                     450               --
     Other:
         Mortgage loans held-for-sale transferred to held-to-maturity                            3,951               --


                               See accompanying notes to consolidated financial statements.



                  BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The Company's consolidated financial statements, as presented in the Company's Form 10-K for the year ended September 30, 2006, should be read in conjunction with these statements.

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

NOTE 4 - IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standard ("SFAS") SFAS No. 123 (revised 2004), "Share-Based payment." This statement revised the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Company will be required to measure the cost of employee services received in exchange for any award of equity instruments made after June 30, 2006, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). SFAS No. 123 (revised 2004) will not have any effect on the Company's existing historical financial statements as the Company has not had and does not currently have any stock-based compensation grants which would be subject to SFAS No. 123 (revised 2004). At December 31, 2006 the Company had not granted any stock compensation awards. However, on January 16, 2007 the Board of Directors granted 552,500 options of the 648,025 options available and granted 221,000 shares of restriced stock of the 259,210 available shares of restricted stock, in accordance with the terms of the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan, which was approved by the Company's shareholders at the April 11, 2006 annual meeting of stockholders. The Company anticipates expensing during the quarter ending March 31, 2007 the entire fair value of 365,000 options and 146,000 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of options and shares of restricted stock upon termination of service following retirement age (as defined in the plan).

        In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff

Position shall be applied upon initial adoption of Statement 123R. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

        In October 2006, the FASB issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," or SFAS No. 154, which replaces APB Opinion No. 20, "Accounting Changes," or APB No. 20, and SFAS No. 3, "Reporting Account Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of this statement is not expected to have an impact on the Company's financial condition or results of operations.

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

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140". SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its financial statements.

        In September 2006, the FASB issued SAFS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SAFS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SAFS No. 157 on our consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS No. 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Bank. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

        Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

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

        DEFERRED INCOME TAXES. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect our operating results.

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

                o CONTINUING TO INCREASE OUR MULTI-FAMILY, COMMERCIAL REAL ESTATE, CONSTRUCTION AND LAND LENDING. Historically, we have emphasized one- to four-family residential lending within our market area. While one- to four-family loan originations remain an important form of loans because of our expertise with this type of lending, in the past five years we have emphasized the origination of loans secured by multi-family properties, commercial real estate, construction and land loans as a means of increasing our interest and fee income and meeting the lending needs of our customers. Multi-family, commercial real estate, construction and land lending generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. The repayment of multi-family, commercial real estate, construction and land loans depends upon the business and financial condition of the borrower and, in the case of construction loans, on the economic viability of projects financed. Consequently we, like other financial institutions, generally charge higher rates of interest for these types of loans compared to one- to four-family residential loans. We have invested in a new loan servicing system and additional personnel to allow us to service these types of loans more efficiently.

                o INCREASING OUR REAL ESTATE LENDING CAPACITY. The additional capital raised in the stock offering increased our lending capacity by enabling us to originate more loans and loans with larger balances. This permits us to serve borrowers with larger lending needs and to originate larger loans than we have originated in the past.

                o UTILIZING THE NET PROCEEDS WE RECEIVED IN THE OFFERING TO BETTER MANAGE OUR INTEREST RATE RISK AND GROW OUR ASSETS. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a significant percentage of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of rising short-term interest rates, we have been able to increase interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At December 31, 2006, $10.1 million, or 2.5% of our assets, was invested in cash or cash equivalents, and $6.7 million, or 1.6% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND SEPTEMBER 30, 2006

        TOTAL ASSETS. Total assets decreased by $2.9 million, or 0.7%, to $405.1 million at December 31, 2006, from $408.0 million at September 30, 2006. This decrease was primarily due to decreases in certificate of deposit investments, securities held-to-maturity, loans held-for-sale, loans receivable, net, and Federal Home Loan Bank ("FHLB") of New York stock, offset primarily by an increase in cash and due from banks.

        CASH AND DUE FROM BANKS. Cash and due from banks, increased $6.0 million, or 146.6%, to $10.1 million, at December 31, 2006, from $4.1 million at September 30, 2006.

        INVESTMENT IN CERTIFICATES OF DEPOSIT. Certificates of deposit decreased $594,000, or 8.3%, to $6.6 million at December 31, 2006, from $7.2 million at September 30, 2006. The decrease in these short-term investments was primarily due to certificate maturities.

        SECURITIES. Securities investments, which represent securities available-for-sale and securities held-to-maturity, decreased $4.8 million, or 5.3%, to $86.6 million at December 31, 2006, from $91.4 million at September 30, 2006. This decrease was primarily due to repayments in mortgage-backed securities.

        NET LOANS. Net loans before allowance for loan losses and including loans held-for-sale, decreased $2.9 million, or 1.0%, to $285.5 million at December 31, 2006, from $288.4 million at September 30, 2006, primarily due to decreases of $4.4 million in multi-family loans and $191,000 in one-to four-family loans, offset by increases of $823,000 in commercial real estate loans, $456,000 in construction loans, $184,000 in land loans and $83,000 in consumer and other loans. Net deferred fees/costs decreased approximately $217,000.

        The Company had one non-accrual loan with an outstanding balance of approximately $125,000 at December 31, 2006 and three non-accrual loans with outstanding balances in total of $299,000 at September 30, 2006. During the quarter ended December 31, 2006 one, single family, non-accrual loan paid off and the other, single family, non-accrual loan made payments to bring current and the Bank has classified this loan as special mention. The non-accrual loan at December 31, 2006 is on a multi-family apartment building for which the Bank established a specific loss allowance and classified this loan as doubtful.

        The Company had one multi-family loan, located in Brooklyn, New York, with an outstanding principal of $724,000 when it was classified as substandard during the quarter ended June 30, 2005 and remained classified as substandard at December 31, 2006. The outstanding principal balance on this loan was $648,000 at December 31, 2006. The property suffered structural damage due to construction at an adjoining lot. Management has placed the loan on substandard status due to concerns about the property damage and the borrower's ability to make future contractual payments.

        The Company had four loans in the special mention classification at December 31, 2006. There are two construction loans totaling approximately $702,000, one single family mortgage loan totaling approximately $114,000 and one commercial real estate mortgage loan of approximately $1.7 million. This commercial real estate mortgage loan is past maturity and considered non-performing and the foreclosure process is proceeding. The Bank does not expect a loss on this non-performing loan.

        PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets including bank-owned life insurance decreased $124,000, or 1.0%, to $12.7 million at December 31, 2006, from $12.8 million at September 30, 2006. This decrease was mainly due to a decrease in miscellaneous other assets of approximately $223,000, offset in part by increases in bank-owned life insurance of $99,000.

        DEPOSITS. Deposits increased by $7.8 million, or 2.9%, to $278.8 million at December 31, 2006, from $271.0 million at September 30, 2006. The increase was primarily due to the Bank's competitive rates offered on its deposit products.

        BORROWED FUNDS. Total funds borrowed from the FHLB of New York, decreased $12.1 million, or 24.5%, to $37.3 million at December 31, 2006, from $49.4 million at September 30, 2006.

        ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $411,000, or 7.4%, to $5.9 million at December 31, 2006, from $5.5 million at September 30, 2006. This increase was primarily due to increases in income taxes payable of $740,000, other accrued expenses of $233,000 and Supplemental Executive Retirement Plan ("SERP") liability of $141,000, offset in part by decreases in loan portfolio payables approximating $568,000.

        STOCKHOLDERS' EQUITY. Stockholders' equity increased by $1.7 million, or 2.2%, to $81.7 million at December 31, 2006, from $80.0 million at September 30, 2006. The primary reason for the increase is the result of net income for the period.

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

        A significant portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. At December 31, 2006, $10.1 million or 2.5% of the Company's assets were invested in cash and cash equivalents. The Company's primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans. Such activity is expected to continue so long as it meets the Company's operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company's lending requirements. At December 31, 2006 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $6.7 million or 1.6% of the Company's assets. As of December 31, 2006, the Company had $37.3 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

        At December 31, 2006, the Company had approximately $65.4 million in loan commitments outstanding, which included $17.0 million in undisbursed construction loans, $2.2 million in one- to four- family loans, $1.1 million in unused home equity lines of credit, $5.2 million in commercial real estate lines of credit and $39.9 million to originate multi-family and nonresidential mortgage loans. The Company had $50,000 in commitments to sell one single-family home equity loan at December 31, 2006. Certificates of deposit due within one year of December 31, 2006 totaled $119.3 million, or 73.9% of certificates of deposit. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before December 31, 2007. Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

        The following table sets forth the Bank's capital position at December 31, 2006, as compared to the minimum regulatory capital requirements:

                                                                                        To be well Capitalized
                                                                                              Under Prompt
                                                                     Minimal Capital       Corrective Actions
                                                  Actual              Requirements             Provisions
                                         ----------------------------------------------------------------------
                                          Amount         Ratio     Amount       Ratio     Amount        Ratio
                                          ------         -----     ------       -----     ------        -----
                                                                 (Dollars in thousands)
Total risk-based capital
       (To risk-weighted assets)          $66,454        22.9%    $23,243        8.0%    $29,054        10.0%
Tier 1 risk-based capital
       (To risk-weighted assets)           64,805        22.3      11,622        4.0      17,432         6.0
Tangible capital
       (To tangible assets)                64,805        16.0       6,064        1.5         N/A         N/A
Tier 1 leverage (core) capital
       (To adjusted tangible assets)       64,805        16.0      12,128        3.0      20,214         5.0

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

        The following tables set forth the Bank's contractual obligations and commercial commitments at December 31, 2006:

                                                Payment Due by Period

                                                                                        More Than
                                                                     More than One     Three Years
                                                      One Year       Year Through      through Five      More Than
Contractual Obligations              Total            or less        Three Years           Years         Five Years
-----------------------            --------------------------------------------------------------------------------
                                                                    (In thousands)
FHLB of New York Advances          $ 37,307          $ 30,136          $  6,371          $    600          $    200
Certificates of Deposit             161,334           119,254            27,918            14,162                 -
Lease obligations                     4,732               373               925               984             2,450
                                   --------          --------          --------          --------          --------
           Total                   $203,373          $149,763          $ 35,214          $ 15,746          $  2,650
                                   ========          ========          ========          ========          ========


                                           Commitment Expiration by Period

                                                                                        More Than
                                                                     More than One     Three Years
                                                      One Year       Year Through      through Five      More Than
Off-Balance Sheet Arrangements       Total            or less        Three Years          Years          Five Years
------------------------------     --------------------------------------------------------------------------------
                                                                    (In thousands)
To originate loans                  $42,153           $42,153          $      -          $      -          $      -
Unused lines of credit               23,272            23,272                 -                 -                 -
                                   --------          --------          --------          --------          --------
           Total                    $65,425           $65,425          $      -          $      -          $      -
                                   ========          ========          ========          ========          ========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

        NET INCOME. Net income increased $559,000, or 49.5%, to $1.7 million for the three months ended December 31, 2006, from $1.1 million for the three months ended December 31, 2005. The primary reasons for the increase were a $2.3 million increase in interest income and a $76,000 increase in non-interest income, offset in part by a $1.3 million increase in interest expense, a $139,000 increase in non-interest expense, a $30,000 increase in the provision for loan losses and an increase of $367,000 in the provision for income taxes.

        NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased by $1.0 million or 30.5%, to $4.4 million for the three months ended December 31, 2006, from $3.4 million for the three months ended December 31, 2005. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $57.7 million and a 19 basis point increase in the Bank's net interest rate spread to 3.57% for the three months ended December 31, 2006, from 3.38% for the three months ended December 31, 2005. The Bank's net interest margin increased 45 basis points to 4.43% in the three months ended December 31, 2006 compared to 3.98% for the three months ended December 31, 2005.

        INTEREST INCOME. Interest income increased $2.3 million, or 46.5%, to $7.1 million for the three months ended December 31, 2006, from $4.8 million for the three months ended December 31, 2005. Interest income on loans increased by $2.4 million, or 63.8%, to $6.1 million for the three months ended December 31, 2006, from $3.7 million for the three months ended December 31, 2005. The primary reasons for the increase in interest income on loans were a $1.8 million increase in multi-family and commercial real estate loan income, $469,000 in construction loan income and $59,000 in one- to four-family and other loan income. The average balance of the loan portfolio increased by $86.5 million, or 42.0%, to $292.3 million for the three months ended December 31, 2006, from $205.8 million for the three months ended December 31, 2005. The average yield on loans increased 110 basis points to 8.30% for the three months ended December 31, 2006, from 7.20% for the three months ended December 31, 2005. Interest income on investment securities and other interest-earning assets decreased by $94,000, or 8.0%, to $1.1 million for the three months ended December 31, 2006, from $1.2 million for the three months ended December 31, 2005. The decrease in interest income on investment securities and other interest-earning assets was primarily due to a reduction in the average balance of $28.8 million, or 22.1%, to $101.6 million at December 31, 2006 from $130.4 at December 31, 2005, offset by an increase of 65 basis points in the average yield to 4.25% for the quarter ended December 31, 2006, compared to the average yield of 3.60% for the quarter ended December 31, 2005.

        INTEREST EXPENSE. Interest expense increased $1.3 million, or 81.5%, to $2.8 million for the three months ended December 31, 2006, from $1.5 million for the three months ended December 31, 2005. Interest expense on deposits increased $718,000, or 49.6%, to $2.1 million at December 31, 2006, from $1.4 million at December 31, 2005. Interest expense on FHLB of New York borrowings increased $532,000, or 625.9%, to $617,000 at December 31, 2006, from $85,000 at December
31, 2005. The increase was primarily the result of increases in the average balances of interest-bearing deposits of $11.8 million and FHLB of New York borrowings of $37.1 million. In addition, the average cost of the interest-bearing liabilities increased 127 basis points to 3.69% for the three months ended December 31, 2006, from 2.42% for the three months ended December 31, 2005.

        PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased $30,000, to $17,000 for the three months ended December 31, 2006, from a recovery of $13,000 for the three months ended December 31, 2005. The primary reason for this increase was due to the growth in the Bank's commercial real estate and construction loan portfolios. The allowance for loan losses as of December 31, 2006 represented 0.62% of total loans, compared to 0.63% of total loans as of December 31, 2005.

        NON-INTEREST INCOME. Non-interest income increased by $76,000, or 10.7%, to $785,000 for the three months ended December 31, 2006, from $709,000 for the three months ended December 31, 2005. The increase was primarily due to increases in loan fees of $108,000, bank owned life insurance of $18,000, offset in part by decreases in net gain on sale of loans held for sale of $14,000, deposit related fees of $12,000 and other miscellaneous income of $24,000.

        NON-INTEREST EXPENSE. Non-interest expense increased by $139,000, or 6.2%, to $2.4 million for the three months ended December 31, 2006, from $2.3 million for the three months ended December 31, 2005. The increase resulted from increases of $34,000 in compensation and fringe benefits, $21,000 for occupancy and equipment, $38,000 in professional fees and $47,000 in other expenses including advertising, office supplies and printing, insurance and other operating expenses, offset by a reduction in data processing service bureau expense of $1,000.

        INCOME TAXES. Income tax expense increased $367,000, or 54.1%, to $1.0 million for the three months ended December 31, 2006, from $679,000 for the three months ended December 31, 2005. The primary reason for the increase in the first fiscal quarter 2007 was an increase in income before taxes. The effective tax rate for the three months ended December 31, 2006 was 38.3%. The effective tax rate for the three months ended December 31, 2005 was 37.6%.

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

        The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and
(iii) lengthening the average term of the Bank's certificates of deposit. By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of low interest rates, the Bank's strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the stock offering increased the Company's capital and provided management with greater flexibility to manage its interest rate risk. In particular, management intends to leverage the capital the Company received to increase interest-earning assets. Management intends to lengthen the maturity of the Company's earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets. There have been no material changes in the Company's interest rate risk since September 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on such evaluation, the

Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

ITEM 1A. RISK FACTORS

        There are no material changes to the risk factors as previously disclosed in the Company's Form 10-K for the year ended September 30, 2006 as filed with the SEC on December 29, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS

        11     Computation of Earnings Per Share

        31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14
               (a)/15d-14(a)

        31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14
               (a)/15d-14(a)

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



                                       BROOKLYN FEDERAL BANCORP, INC.
                                       (Registrant)




Date:  February 13, 2007               /s/ Angelo J. Di Lorenzo
                                       -----------------------------------------
                                       Angelo J. Di Lorenzo
                                       President and Chief Executive Officer




Date:  February 13, 2007               /s/ Richard A. Kielty
                                       -----------------------------------------
                                       Richard A. Kielty
                                       Executive Vice President and
                                       Chief Financial Officer