Form 10-Q
period 2007-03-31
Brooklyn Federal Bancorp, Inc.
filed 2007-05-14
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51208

BROOKLYN FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Federal	20-2659598
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

81 Court Street
Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (718) 855-8500.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at May 11, 2007
Common Stock, $.01 Par Value	13,395,000

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

PART I
ITEM 1.	FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 and September 30, 2006
(In thousands, except share amounts)
(Unaudited)

Assets	March 31, 2007	September 30, 2006
Cash and due from banks (including interest-earning balances of $5,408 and $2,254, respectively)	$7,726	$4,078
Certificates of deposit	5,378	7,160
Securities available-for-sale	4,498	4,389
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $82,049 and $84,792, respectively)	83,617	86,967
Other (estimated fair value of $4 and $5, respectively)	4	5
Loans held-for-sale	82,643	92,243
Loans receivable	197,816	196,112
Less: Allowance for loan losses	1,761	1,757
Loans receivable, net	196,055	194,355
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	1,352	2,778
Accrued interest receivable	2,199	1,992
Premises and equipment, net	1,126	1,245
Bank owned life insurance	8,789	8,604
Prepaid expenses and other assets	5,429	4,229
Total assets	$398,816	$408,045

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,223	$18,908
Interest-bearing deposits	108,213	99,734
Certificates of deposit	165,197	152,361
Total deposits	289,633	271,003
Borrowings:
Short-term FHLB of New York advances	12,532	41,936
Long-term FHLB of New York advances	5,189	7,471
Advance payments by borrowers for taxes and insurance	2,285	2,139
Accrued expenses and other liabilities	4,970	5,533
Total liabilities	314,609	328,082
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,442,000 and 13,225,000 issued and 13,420,000 and
13,225,000 outstanding, respectively	134	132
Additional paid-in capital	41,938	37,799
Retained earnings - substantially restricted	46,192	44,946
Treasury shares - at cost, 22,000 shares	(312)	—
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,790)	(2,870)
Unallocated shares of the stock-based incentive plan	(905)	—
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of tax	(50)	(44)
Total stockholders’ equity	84,207	79,963
Total liabilities and stockholders’ equity	$398,816	$408,045

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Interest income:
First mortgage and other loans	$5,962	$4,048	$12,028	$7,751
Mortgage-backed securities	872	936	1,748	1,772
Other securities and interest-earning assets	210	291	415	630
Total interest income	7,044	5,275	14,191	10,153

Interest expense:
Deposits	2,279	1,622	4,445	3,070
Borrowings	379	87	996	172
Total interest expense	2,658	1,709	5,441	3,242

Net interest income before provision for loan losses	4,386	3,566	8,750	6,911
(Recovery of) provision for loan losses	(13)	128	4	115
Net interest income after (recovery of) provision for loan losses	4,399	3,438	8,746	6,796

Non-interest income:
Banking fees and service charges	452	348	1,065	865
Net gain on sale of loans held-for-sale	—	13	12	39
Other	147	185	307	351
Total non-interest income	599	546	1,384	1,255

Non-interest expense:
Compensation and fringe benefits	4,815	1,529	6,359	3,039
Occupancy and equipment	268	315	542	599
Professional fees	149	115	258	186
Data processing fees	171	160	335	325
Other	319	225	626	454
Total non-interest expense	5,722	2,344	8,120	4,603

(Loss) income before income tax (benefit) expense	(724)	1,640	2,010	3,448
Income tax (benefit) expense	(407)	615	639	1,294
Net (loss) income	$(317)	$1,025	$1,371	$2,154
(Loss) earnings per common share:
Basic	$(0.02)	$0.08	$0.10	$0.17
Diluted	$(0.02)	$0.08	$0.10	$0.17
Average common shares outstanding:
Basic	13,083,941	12,927,482	13,086,165	12,925,320
Diluted	13,083,941	12,927,482	13,802,232	12,925,320

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2005	$132	$37,773	$40,388	$—	$(3,038)	$—	$(46)	$75,209

Comprehensive income:
Net income	—	—	2,154	—	—	—	—	2,154
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(7)	(7)
Comprehensive income								2,147
Allocation of ESOP stock	—	10	—	—	89	—	—	99
Balance March 31, 2006	$132	$37,783	$42,542	$—	$(2,949)	$—	$(53)	$77,455

Balance September 30, 2006	$132	$37,799	$44,946	$—	$(2,870)	$—	$(44)	$79,963

Comprehensive income:
Net income	—	—	1,371	—	—	—	—	1,371
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(6)	(6)
Comprehensive income								1,365
Treasury stock purchased	—	—	—	(312)	—	—	—	(312)
Allocation of ESOP stock		26			80			106
Stock-based incentive plan expense	2	4,113				(905)		3,210
Dividends paid on common stock, $0.03 per share	—	—	(125)	—	—	—	—	(125)
Balance March 31, 2007	$134	$41,938	$46,192	$(312)	$(2,790)	$(905)	$(50)	$84,207

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	For the Six Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,371	$2,154
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	106	99
Stock-based incentive plan	3,210	—
Depreciation and amortization	156	189
Provision for loan losses	4	115
Income from bank-owned life insurance	(170)	(148)
Increase in deferred loan fees, net	(322)	(262)
Amortization of premiums, net of accretion of discounts	7	34
Accretion of discount on certificates of deposit	(2)	(1)
Originations of loans held-for-sale	(17,318)	(20,436)
Proceeds from sales of loans held-for-sale	257	5,380
Principal repayments on loans held-for-sale	18,416	10
Net gain on sales of loans held-for-sale	(12)	(39)
Increase in accrued interest receivable	(207)	(218)
Deferred income tax benefit	(1,454)	(81)
Decrease in prepaid expenses and other assets	256	244
Decrease in accrued expenses and other liabilities	(563)	(783)
Net cash provided by (used in) operating activities	3,735	(13,743)
Cash flows from investing activities:
Repayments in excess of loan originations	6,875	5,284
Purchase of loans receivable	—	(3,000)
Principal repayments on mortgage-backed securities held-to-maturity	9,293	16,128
Purchases of mortgage-backed securities held-to-maturity	(5,950)	(18,746)
Maturities and principal pay downs of other securities held-to-maturity	1	396
Purchases of securities available-for-sale	(117)	(89)
Purchases of certificates of deposit	—	(2,286)
Maturities of certificates of deposit	1,784	3,393
Redemption of FHLB of New York stock	1,426	98
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(37)	(10)
Net cash provided by investing activities	13,260	1,153
Cash flows from financing activities:
Increase in deposits	18,630	17,325
Net decrease in overnight FHLB advances	(35,300)	—
Proceeds from FHLB of New York term advances	25,000	2,000
Repayments of FHLB of New York term advances	(21,386)	(1,250)
Increase (decrease) in advance payments by borrowers for taxes and insurance	146	(21)
Purchase of treasury stock	(312)	—
Payment of cash dividend	(125)	—
Net cash (used in) provided by financing activities	(13,347)	18,054

Net increase in cash and cash equivalents	3,648	5,464
Cash and cash equivalents at beginning of year	4,078	8,384
Cash and cash equivalents at end of period	$7,726	$13,848
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,452	$3,205
Taxes	1,805	1,315
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	—	1,524
Mortgage loans held-for-sale transferred to held-to-maturity	8,257	658
See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 - Basis of Presentation

The Unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the three-month and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2006, should be read in conjunction with these statements.

Note 2 - Use of Estimates

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

Note 3 - Impact of Certain Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Accounting Standard (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based payment.” This statement revised the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Company will be required to measure the cost of employee services received in exchange for any award of equity instruments made after June 30, 2006, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). On January 16, 2007 the Board of Directors granted 552,500 options of the 648,025 options available and granted 221,000 shares of restricted stock of the 259,210 available shares of restricted stock, in accordance with the terms of the Brooklyn Federal Bancorp, Inc. 2006 Stock-

Based Incentive Plan, which was approved by the Company’s shareholders at the April 11, 2006 annual meeting of stockholders. During the quarter ending March 31, 2007, 10,050 of granted options and 4,000 of granted restricted stock were forfeited due to a resignation. The Company expensed, during the quarter ending March 31, 2007, the entire fair value of 365,000 options and 146,000 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of options and shares of restricted stock upon termination of service following retirement age (as defined in the plan).

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS No. 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

In September 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical

Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, changes in the position of banking regulators on the adequacy of the Company’s allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

The Company’s results of operations depend mainly on its net interest income, which is the difference between the interest income earned on its loan and investment portfolios and interest expense paid on its deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available-for-sale and other miscellaneous income. The Company’s non-interest expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense.

The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company’s financial condition and results of operations.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisal valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

•
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

•
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

•
Increasing Our Real Estate Lending Capacity. The additional capital raised in the stock offering increased our lending capacity by enabling us to originate more loans and loans with larger balances. This permits us to serve borrowers with larger lending needs and to originate larger loans than we have originated in the past.

•	Managing Our Interest Rate Risk. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of leveling short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At March 31, 2007, $7.7 million, or 1.9% of our assets, was invested in cash and due from banks, and $5.5 million, or 1.4% of our assets, was invested in certificates of deposit and securities that mature within three years.

•
Facilitate Growth Through De Novo Branching. We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area. While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices.

•
Maintaining High Asset Quality. We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

Total Assets. Total assets decreased by $9.2 million, or 2.3%, to $398.8 million at March 31, 2007, from $408.0 million at September 30, 2006. This decrease was primarily due to decreases in certificate of deposit investments, securities held-to-maturity, loans held-for-sale and Federal Home Loan Bank of New York (“FHLB”) stock, offset primarily by increases in cash and due from banks, loans receivable, net and other assets.

Cash and Due from Banks. Cash and due from banks increased $3.6 million, or 89.5%, to $7.7 million at March 31, 2007, from $4.1 million at September 30, 2006.

Investment in Certificates of Deposit. Certificates of deposit decreased $1.8 million, or 24.9%, to $5.4 million at March 31, 2007, from $7.2 million at September 30, 2006. The decrease in these short-term investments was primarily due to certificate maturities.

 Securities. Securities investments, which represent securities available-for-sale and securities held-to-maturity, decreased $3.2 million, or 3.5%, to $88.1 million at March 31, 2007, from $91.4 million at September 30, 2006. This decrease was primarily due to repayments in mortgage-backed securities of $9.3 million, offset in part by purchases of mortgage-backed securities of $6.0 million and an increase in securities available-for-sale of approximately $100,000.

Net Loans. Net loans before allowance for loan losses which includes loans held-for-sale, decreased $7.9 million, or 2.7%, to $280.5 million at March 31, 2007, from $288.4 million at September 30, 2006, primarily due to decreases of $11.8 million in multi-family loans, $6.1 million in land loans and $2.0 million in construction loans, offset in part by increases of $9.2 million in commercial real estate loans, $2.4 million in one-to four-family loans and $244,000 in consumer and other loans. Net deferred fees/costs decreased approximately $166,000.

At March 31, 2007, loans receivable in non-accrual status were approximately $115,000. The non-accrual loan at March 31, 2007 is secured by a multi-family apartment building and the Bank has established a specific loss allowance for this loan totaling $115,000 and classified this loan as doubtful.

The Company had one multi-family loan, located in Brooklyn, New York, with an outstanding principal of $726,000 classified as substandard at March 31, 2007. The property suffered structural damage due to construction at an adjoining lot. Management has placed the loan on substandard status due to concerns about the property damage and the borrower’s ability to make future contractual payments. The borrower, during the quarter ended March 31, 2007, had finished all necessary repairs to the structure and has since rented approximately 83% of the apartments and is current with all contractual payments to the Company.

The Company has five loans totaling $6.7 million classified special mention at March 31, 2007. These loans are comprised of three construction loans totaling approximately $1.7 million and two commercial real estate mortgage loans totaling approximately $5.0 million. Two construction loans totaling approximately $1.3 million are to one borrower and classified special mention due to the slow progress of construction. The other construction loan of approximately $400,000 is classified special mention due to being past maturity. All three-construction loans are current in their interest payments. One commercial real estate mortgage loan for $1.6 million is past maturity and considered non-performing and the foreclosure process is proceeding. The Bank does not expect a loss on this non-performing loan. The other commercial real estate mortgage loan totaling approximately $3.4 million is classified special mention due to being past maturity. This loan is current with interest payments.

Federal Home Loan Bank of New York Stock. FHLB of New York stock decreased $1.4 million, or 51.3%, to $1.4 million at March 31, 2007, from $2.8 million at September 30, 2006. This decrease was primarily due to a decreased balance in FHLB borrowings, which triggered a sale of FHLB stock.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets including bank-owned life insurance increased $1.4 million, or 10.8%, to $14.2 million at March 31, 2007, from $12.8 million at September 30, 2006. This increase was mainly due to increases in miscellaneous other assets of approximately $1.2 million, which includes an increase in deferred tax assets of approximately $1.5 million, offset in part by a decrease in other miscellaneous assets of approximately $300,000. Bank-owned life insurance also increased $185,000.

Deposits. Deposits increased by $18.6 million, or 6.9%, to $289.6 million at March 31, 2007, from $271.0 million at September 30, 2006. The increase was primarily due to the Bank’s competitive rates offered on its deposit products.

Borrowed Funds. Total funds borrowed from the FHLB of New York, decreased $31.7 million, or 64.1%, to $17.7 million at March 31, 2007, from $49.4 million at September 30, 2006. The primary reasons for the decrease were the utilization of funds received during the period, due to a deposit flow increase, payments received on securities held-to-maturity and repayments on the mortgage portfolio.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased $563,000, or 10.2%, to $5.0 million at March 31, 2007, from $5.5 million at September 30, 2006. This decrease was primarily due to decreases in income taxes payable of $413,000, other accrued expenses of $283,000 and other payables of $58,000, offset in part by an increase in Supplemental Executive Retirement Plan (“SERP”) liability of $191,000.

Stockholders’ Equity. Stockholders’ equity increased by $4.2 million, or 5.3%, to $84.2 million at March 31, 2007, from $80.0 million at September 30, 2006. The primary reasons for the increase is the implementation of the stock-based incentive plan and the result of net income for the period, offset in part by purchases made of approximately $312,000 pursuant to the Company’s stock repurchase plan.

Liquidity and Capital Resources. The Company maintains liquid assets at levels it considers adequate to meet its liquidity needs. The Company adjusts its liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB of New York advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Company’s competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities. At March 31, 2007, $7.7 million or 1.9% of the Company’s assets is invested in cash and due from banks. The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans. Such activity is expected to continue so long as it meets the Company’s operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements. At March 31, 2007 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $5.5 million or 1.4% of the Company’s assets. As of March 31, 2007, the Company had $17.7 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At March 31, 2007, the Company had approximately $77.0 million in loan commitments outstanding, which included $13.1 million in undisbursed construction loans, $5.2 million in one- to four-family loans, $1.1 million in unused home equity lines of credit, $1.6 million in commercial real estate lines of credit and $56.0 million to originate multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2007 totaled $128.2 million, or 77.6% of certificates of deposit. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before March 31, 2008. Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at March 31, 2007, as compared to the minimum regulatory capital requirements:
	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$68,054	24.0%	$22,708	8.0%	$23,385	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	66,407	23.4	11,354	4.0	17,031	6.0
Tangible capital
(To tangible assets)	66,407	16.8	5,944	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	66,407	16.8	11,889	3.0	19,815	5.0

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at March 31, 2007:

Payment Due by Period
Contractual Obligations	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
FHLB of New York Advances	$17,721	$12,532	$4,389	$600	$200
Certificates of Deposit	165,197	128,219	25,787	11,191	-
Lease obligations	4,645	402	931	825	2,487
Total	$187,563	$141,153	$31,107	$12,616	$2,687

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
To originate loans	$57,656	$57,656	$-	$-	$-
Unused lines of credit	19,331	19,331	-	-	-
Total	$76,987	$76,987	$-	$-	$-

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income. Net income decreased $1.3 million, or 130.9%, to a loss of $317,000 for the three months ended March 31, 2007, from net income of $1.0 million for the three months ended March 31, 2006. The primary reasons for the decrease were a $3.4 million increase in non-interest expense and a $949,000 increase in interest expense, offset in part by increases in interest income of $1.8 million, non-interest income of $53,000 and decreases in income taxes of $1.0 million and loan loss provision of $141,000.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by $820,000, or 23.0%, to $4.4 million for the three months ended March 31, 2007, from $3.6 million for the three months ended March 31, 2006. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $42.8 million and a 18 basis point increase in the Bank’s net interest rate spread to 3.70% for the three months ended March 31, 2007, from 3.52% for the three months ended March 31, 2006. The Bank’s net interest margin increased 39 basis points to 4.56% in the three months ended March 31, 2007 compared to 4.17% for the three months ended March 31, 2006.

Interest Income. Interest income increased $1.7 million, or 33.5%, to $7.0 million for the three months ended March 31, 2007, from $5.3 million for the three months ended March 31, 2006. Interest income on loans increased by $2.0 million, or 47.3%, to $6.0 million for the three months ended March 31, 2007, from $4.0 million for the three months ended March 31, 2006. The primary reasons for the increase in interest income on loans were a $1.6 million increase in multi-family and commercial real estate loan income, $274,000 in construction loan income and $55,000 in one- to four-family and other loan income. The average balance of the loan portfolio increased by $71.7 million, or 33.4%, to $286.6 million for the three months ended March 31, 2007, from $214.9 million for the three months ended March 31, 2006. The average yield on loans increased 78 basis points to 8.32% for the three months ended March 31, 2007, from 7.54% for the three months ended March 31, 2006. Interest income on investment securities and other interest-earning assets decreased by $145,000, or 11.8%, to $1.1 million for the three months ended March 31, 2007, from $1.2 million for the three months ended March 31, 2006. The decrease in interest income on investment securities and other interest-earning assets was primarily due to a reduction in the average balance of $28.9 million, or 22.7%, to $98.4 million at March 31, 2007 from $127.3 million at March 31, 2006, offset by an increase of 54 basis points in the average yield to 4.40% for the quarter ended March 31, 2007, compared to the average yield of 3.86% for the quarter ended March 31, 2006.

Interest Expense. Interest expense increased $949,000, or 55.5%, to $2.7 million for the three months ended March 31, 2007, from $1.7 million for the three months ended March 31, 2006. Interest expense on deposits increased $657,000, or 40.5%, to $2.3 million at March 31, 2007, from $1.6 million at March 31, 2006. Interest expense on FHLB of New York borrowings increased $292,000, or 335.6%, to $379,000 at March 31, 2007, from $87,000 at March 31, 2006. The increase was primarily the result of increases in the average balances of interest-bearing deposits of $14.9 million and FHLB of New York borrowings of $21.2 million. In addition, the average cost of the interest-bearing liabilities increased 97 basis points to 3.62% for the three months ended March 31, 2007, from 2.65% for the three months ended March 31, 2006.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $141,000, to a recovery of $13,000 for the three months ended March 31, 2007, from a provision of $128,000 for the three months ended March 31, 2006. The primary reason for this decrease was pay offs of higher risk loans, offset by increases in lower risk loans. The allowance for loan losses as of March 31, 2007 represented 0.63% of total loans, compared to 0.66% of total loans as of March 31, 2006.

Non-interest Income. Non-interest income increased by $53,000, or 9.7%, to $599,000 for the three months ended March 31, 2007, from $546,000 for the three months ended March 31, 2006. The increase was primarily due to increases in loan fees of $112,000, bank owned life insurance income of $3,000, offset in part by decreases in net gain on sale of loans held-for-sale of $13,000, deposit related fees of $8,000 and other miscellaneous income of $41,000.

 Non-interest Expense. Non-interest expense increased by $3.4 million, or 144.1%, to $5.7 million for the three months ended March 31, 2007, from $2.3 million for the three months ended March 31, 2006. The increase resulted from increases of $3.3 million in compensation and fringe benefits, which included a $3.2 million expense for the vesting charges of the Company’s stock-based incentive plan and other increased expenses of $109,000 for compensation, $38,000 for other miscellaneous employee costs and $6,000 for the pension and ESOP, offset in part by an expense decrease of $75,000 for the supplemental executive retirement plan. The Company also experienced increased costs in professional fees of $34,000, data processing service bureau expense of $11,000 and other expenses of $94,000, which include advertising, office supplies, printing, and insurance, offset by a decrease of $47,000 for occupancy and equipment expense.

Income Taxes. Income tax expense decreased $1.0 million, or 166.2%, to a benefit of $407,000 for the three months ended March 31, 2007, from a provision of $615,000 for the three months ended March 31, 2006. The primary reason for the decrease in the second fiscal quarter 2007 was the recorded loss of $724,000 before the benefit of taxes. The effective tax rate for the three months ended March 31, 2007 was 56.2%. The effective tax rate for the three months ended March 31, 2006 was 37.5%.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and 2006

Net Income. Net income decreased $783,000, or 36.4%, to $1.4 million for the six months ended March 31, 2007, from $2.2 million for the six months ended March 31, 2006. The primary reasons for the decrease were increases of $2.2 million in interest expense and $3.5 million in non-interest expense, offset in part by increases of $4.0 million in interest income, $129,000 in non-interest income and decreases in provision for loan losses of $111,000 and provision for taxes of $655,000.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by $1.8 million, or 26.6%, to $8.8 million for the six months ended March 31, 2007, from $6.9 million for the six months ended March 31, 2006. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $50.2 million and a 19 basis point increase in the Bank’s net interest rate spread to 3.64% for the six months ended March 31, 2007, from 3.45% for the six months ended March 31, 2006. The Bank’s net interest margin increased 42 basis points to 4.49% in the six months ended March 31, 2007 compared to 4.07% for the six months ended March 31, 2006.

Interest Income. Interest income increased $4.0 million, or 39.8%, to $14.2 million for the six months ended March 31, 2007, from $10.2 million for the six months ended March 31, 2006. Interest income on loans increased by $4.3 million, or 55.2%, to $12.0 million for the six months ended March 31, 2007, from $7.7 million for the six months ended March 31, 2006. The primary reasons for the increase in interest income on loans were increases of $3.4 million in multi-family and commercial real estate loan income, $742,000 in construction loan income and $114,000 in one- to four-family and other loan income. The average balance of the loan portfolio increased by $79.1 million, or 37.6%, to $289.4 million for the six months ended March 31, 2007, from $210.3 million for the six months ended March 31, 2006. The average yield on loans increased 94 basis points to 8.31% for the six months ended March 31, 2007, from 7.37% for the six months ended March 31, 2006. Interest income on investment securities and other interest-earning assets decreased by $239,000, or 10.0%, to $2.2 million for the six months ended March 31, 2007, from $2.4 million for the six months ended March 31, 2006. The decrease in interest income on investment securities and other interest-earning assets was primarily due to a reduction in the average balance of $28.9 million, or 22.4%, to $100.0 million at March 31, 2007 from $128.9 at March 31, 2006, offset by an increase of 60 basis points in the average yield to 4.33% for the six month period ended March 31, 2007, compared to the average yield of 3.73% for the period ended March 31, 2006.

Interest Expense. Interest expense increased $2.2 million, or 67.8%, to $5.4 million for the six months ended March 31, 2007, from $3.2 million for the three months ended March 31, 2006. Interest expense on deposits increased $1.4 million, or 44.8%, to $4.4 million at March 31, 2007, from $3.0 million at March 31, 2006. Interest expense on FHLB of New York borrowings increased $824,000, or 479.1%, to $1.0 million at March 31, 2007, from $172,000 at March 31, 2006. The increase was primarily the result of increases in the average balances of interest-bearing deposits of $13.4 million and FHLB of New York borrowings of $29.2 million. In addition, the average cost of the interest-bearing liabilities increased 111 basis points to 3.65% for the six months ended March 31, 2007, from 2.54% for the six months ended March 31, 2006.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $111,000, to $4,000 for the six months ended March 31, 2007, or 96.5%, from $115,000 for the six months ended March 31, 2006. The primary reason for this decrease was pay offs in higher risk loans, offset in part by an increase in lower risk loans. The allowance for loan losses as of March 31, 2007 represented 0.63% of total loans, compared to 0.66% of total loans as of March 31, 2006.

Non-interest Income. Non-interest income increased by $129,000, or 10.3%, to $1.4 million for the six months ended March 31, 2007, from $1.3 million for the six months ended March 31, 2006. The increase was primarily due to increases in loan fees of $220,000, bank owned life insurance income of $22,000, offset in part by decreases in net gain on sale of loans held-for-sale of $27,000, deposit related fees of $20,000 and other miscellaneous income of $66,000.

 Non-interest Expense. Non-interest expense increased by $3.5 million, or 76.4%, to $8.1 million for the six months ended March 31, 2007, from $4.6 million for the six months ended March 31, 2006. The increase resulted from increases of $3.3 million in compensation and fringe benefits, $72,000 in professional fees, $10,000 in data processing service bureau expense and $172,000 in other expenses which include advertising, office supplies, printing, insurance and other operating expenses, offset by a reduction in occupancy and equipment expense of $57,000.

Income Taxes. Income tax expense decreased $655,000, or 50.6%, to $639,000 for the six months ended March 31, 2007, from $1.3 million for the six months ended March 31, 2006. The primary reason for the decrease for the six months ended March 31, 2007 was a decrease in income before taxes of $1.4 million. The effective tax rate for the six months ended March 31, 2007 was 31.8%. The effective tax rate for the six months ended March 31, 2006 was 37.5%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have longer maturities than the Company’s liabilities, consisting primarily of deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Accordingly, the Company’s board of directors has approved guidelines for managing the interest rate risk inherent in its assets and liabilities, given the Company’s business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the audit committee of the board of directors meets as needed to review the Company’s asset/liability policies and interest rate risk position.

The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank’s certificates of deposit. By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments. Thus, during the recent sustained period of low interest rates, the Bank’s strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments. The net proceeds from the stock offering increased the Company’s capital and provided management with greater flexibility to manage its interest rate risk. In particular, management intends to leverage the capital the Company received to increase interest-earning assets. Management intends to lengthen the maturity of the Company’s earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets. There have been no material changes in the Company’s interest rate risk since September 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2006 as filed with the SEC on December 29, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c) The Company repurchased Common Stock in the quarter ending March 31, 2007. On January 16, 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $1.5 million of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2007, 22,000 shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2007 through January 31, 2007	_	N/A	N/A	$1.5 million
February 1, 2007 through February 28, 2007	11,400	$14.22	11,400	$1.3 million
March 1, 2007 through March 31, 2007	10,600	$14.12	22,000	$1.2 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on February 20, 2007. The matters considered and voted on by the Company’s stockholders at the annual meeting and the vote of the stockholders were as follows:

Matter 1. The election of directors, each for a three-year term.

NAME	FOR	%	WITHHOLD	%

John A. Loconsolo	12,540,594	99.4	69,647	0.6
Salvatore M. Salibello	12,541,974	99.5	68,267	0.5

Directors Daniel O. Reich, John C. Gallin, Angelo J. Di Lorenzo and Vincent E. Caccese continued in their respective terms of office following the Annual Meeting of Stockholders.

Matter 2. The ratification of the appointment of Beard Miller Company LLP as the independent auditors of the Company for the fiscal year ending September 30, 2007.

FOR	%	AGAINST	%	ABSTAIN	%
12,571,261	99.7	27,863	0.2	11,117	0.1

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: May 14, 2007	/s/ Angelo J. Di Lorenzo
Angelo J. Di Lorenzo
President and Chief Executive Officer

Date: May 14, 2007	/s/ Richard A. Kielty
Richard A. Kielty
Executive Vice President and
Chief Financial Officer