Form 10-Q
period 2007-06-30
Brooklyn Federal Bancorp, Inc.
filed 2007-08-14
CIK 1310313

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51208

BROOKLYN FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Federal	20-2659598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

81 Court Street
Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at August 13, 2007
Common Stock, $.01 Par Value	13,383,910

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.    FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 and September 30, 2006
(In thousands, except share amounts)
(Unaudited)

Assets	June 30, 2007	September 30, 2006
Cash and due from banks (including interest-earning balances of $2,768 and $2,254, respectively)	$5,294	$4,078
Certificates of deposit	4,186	7,160
Securities available-for-sale	4,534	4,389
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $75,601 and $84,792, respectively)	77,936	86,967
Other (estimated fair value of $3 and $5, respectively)	3	5
Loans held-for-sale	83,656	92,243
Loans receivable	203,925	196,112
Less: Allowance for loan losses	1,761	1,757
Loans receivable, net	202,164	194,355
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	1,671	2,778
Accrued interest receivable	2,349	1,992
Premises and equipment, net	1,065	1,245
Bank owned life insurance	8,874	8,604
Prepaid expenses and other assets	6,282	4,229
Total assets	$398,014	$408,045

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$15,430	$18,908
Interest-bearing deposits	106,879	99,734
Certificates of deposit	158,991	152,361
Total deposits	281,300	271,003
Borrowings:
Short-term FHLB of New York advances	20,532	41,936
Long-term FHLB of New York advances	2,939	7,471
Advance payments by borrowers for taxes and insurance	1,523	2,139
Accrued expenses and other liabilities	6,409	5,533
Total liabilities	312,703	328,082
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 and 13,225,000 issued and 13,418,010 and 13,225,000 outstanding, respectively	135	132
Additional paid-in capital	42,634	37,799
Retained earnings - substantially restricted	47,278	44,946
Treasury shares - at cost, 66,200 shares	(969)	—
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,751)	(2,870)
Unallocated shares of the stock-based incentive plan	(953)	—
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of tax	(63)	(44)
Total stockholders’ equity	85,311	79,963
Total liabilities and stockholders’ equity	$398,014	$408,045

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
First mortgage and other loans	$5,821	$4,394	$17,849	$12,145
Mortgage-backed securities	871	959	2,619	2,731
Other securities and interest-earning assets	181	264	596	894
Total interest income	6,873	5,617	21,064	15,770

Interest expense:
Deposits	2,330	1,701	6,775	4,771
Borrowings	325	171	1,321	343
Total interest expense	2,655	1,872	8,096	5,114

Net interest income before provision for loan losses	4,218	3,745	12,968	10,656
Provision for loan losses	—	204	4	319
Net interest income after provision for loan losses	4,218	3,541	12,964	10,337

Non-interest income:
Banking fees and service charges	493	372	1,558	1,237
Net gain on sale of loans held-for-sale	50	9	62	48
Other	153	180	460	531
Total non-interest income	696	561	2,080	1,816

Non-interest expense:
Compensation and fringe benefits	2,148	1,527	8,507	4,566
Occupancy and equipment	253	181	795	780
Professional fees	148	116	406	302
Data processing fees	153	158	488	483
Other	336	286	962	740
Total non-interest expense	3,038	2,268	11,158	6,871

Income before income tax expense	1,876	1,834	3,886	5,282
Income tax expense	666	696	1,305	1,990
Net income	$1,210	$1,138	$2,581	$3,292
Earnings per common share:
Basic	$0.09	$0.09	$0.20	$0.25
Diluted	$0.09	$0.09	$0.20	$0.25
Average common shares outstanding:
Basic	13,057,122	12,931,449	13,017,562	12,927,363
Diluted	13,187,326	12,931,449	13,147,766	12,927,363

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended June 30, 2007 and 2006
(In thousands, except for per share amounts)
(Unaudited)

			Retained		Unallocated	Unallocated	Accumulated
		Additional	Earnings-		Common	Shares of the	Other
	Common	Paid-in	Substantially	Treasury	Stock	Stock-based	Comprehensive
	Stock	Capital	Restricted	Stock	Held by ESOP	Incentive Plan	Loss	Total

Balance September 30, 2005	$132	$37,773	$40,388	$—	$(3,038)	$—	$(46)	$75,209

Comprehensive income:
Net income	—	—	3,292	—	—	—	—	3,292
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(12)	(12)
Comprehensive income								3,280
Allocation of ESOP stock	—	18	—	—	128	—	—	146
Balance June 30, 2006	$132	$37,791	$43,680	$—	$(2,910)	$—	$(58)	$78,635

Balance September 30, 2006	$132	$37,799	$44,946	$—	$(2,870)	$—	$(44)	$79,963

Comprehensive income:
Net income	—	—	2,581	—	—	—	—	2,581
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(19)	(19)
Comprehensive income								2,562
Treasury stock purchased (66,200 shares)	—	—	—	(969)	—	—	—	(969)
Allocation of ESOP stock		46			119			165
Stock-based incentive plan expense (259,210 shares)	3	4,789				(953)		3,839
Dividends paid on common stock, $0.06 per share	—	—	(249)	—	—	—	—	(249)
Balance June 30, 2007	$135	$42,634	$47,278	$(969)	$(2,751)	$(953)	$(63)	$85,311

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

	For the Nine Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,581	$3,292
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	165	146
Stock-based incentive plan	3,839	—
Depreciation and amortization	225	277
Provision for loan losses	4	319
Income from bank-owned life insurance	(255)	(225)
Increase in deferred loan fees, net	(396)	(262)
Amortization of premiums, net of accretion of discounts	8	51
Accretion of discount on certificates of deposit	(3)	(3)
Originations of loans held-for-sale	(22,821)	(43,630)
Proceeds from sales of loans held-for-sale	2,225	6,099
Principal repayments on loans held-for-sale	29,062	313
Net gain on sales of loans held-for-sale	(62)	(48)
Increase in accrued interest receivable	(357)	(363)
Deferred income tax benefit	(1,759)	(252)
(Increase) decrease in prepaid expenses and other assets	(281)	295
Increase in accrued expenses and other liabilities	876	5,325
Net cash provided by (used in) operating activities	13,051	(28,666)
Cash flows from investing activities:
(Loan origination in excess of repayments) repayments in excess of loan originations	(7,234)	2,605
Purchase of loans receivable	—	(3,000)
Principal repayments on mortgage-backed securities held-to-maturity	14,973	22,226
Purchases of mortgage-backed securities held-to-maturity	(5,950)	(18,746)
Maturities and principal pay downs of other securities held-to-maturity	2	1,607
Purchases of securities available-for-sale	(177)	(142)
Purchases of certificates of deposit	—	(3,979)
Maturities of certificates of deposit	2,977	5,491
Redemptions (purchases) of FHLB of New York stock	1,107	(705)
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(45)	(64)
Net cash provided by investing activities	5,638	5,278
Cash flows from financing activities:
Increase in deposits	10,297	12,898
Net (decrease) increase in overnight FHLB advances	(24,300)	16,000
Proceeds from FHLB of New York term advances	30,000	4,000
Repayments of FHLB of New York term advances	(31,636)	(2,500)
Decrease in advance payments by borrowers for taxes and insurance	(616)	(780)
Purchase of treasury stock	(969)	—
Payment of cash dividend	(249)	—
Net cash (used in) provided by financing activities	(17,473)	29,618

Net increase in cash and cash equivalents	1,216	6,230
Cash and cash equivalents at beginning of year	4,078	8,384
Cash and cash equivalents at end of period	$5,294	$14,614
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,114	$5,100
Taxes	3,450	2,201
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	8,354	3,451
Mortgage loans held-for-sale transferred to held-to-maturity	8,537	1,265

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 1 - Basis of Presentation

The Unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2006, should be read in conjunction with these statements.

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

Note 3 - Impact of Certain Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Accounting Standard (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based payment.” This statement revised the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Company will be required to measure the cost of employee services received in exchange for any award of equity instruments made after June 30, 2006, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). On January 16, 2007 the Board of Directors granted 552,500 options of the 648,025 options available and granted 221,000 shares of restricted stock of the 259,210 available shares of restricted stock, in accordance with the terms of the Brooklyn Federal Bancorp, Inc. 2006 Stock-

Based Incentive Plan, which was approved by the Company’s shareholders at the April 11, 2006 annual meeting of stockholders. During the quarter ending March 31, 2007, 10,050 of granted options and 4,000 shares of granted restricted stock were forfeited due to a resignation. The Company expensed, during the quarter ending March 31, 2007, the entire fair value of 365,000 options and 146,000 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of options and shares of restricted stock upon termination of service following retirement age (as defined in the plan). During the quarter ending June 30, 2007 the Company granted the remainder of 42,210 shares of restricted stock. The Company also expensed, during the quarter ending June 30, 2007, the entire fair value of 36,008 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of restricted stock upon termination of service following retirement age (as defined in the plan).

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

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

•
Managing Our Interest Rate Risk. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the recent period of leveling short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still reducing security investments and redeploying those funds to loan originations. Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At June 30, 2007, $5.3 million, or 1.3% of our assets, was invested in cash and due from banks, and $4.3 million, or 1.1% of our assets, was invested in certificates of deposit and securities that mature within three years.

•
Facilitate Growth Through De Novo Branching. We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area. While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices, however the Bank announced, during the third fiscal quarter ended June 30, 2007, the anticipated opening of our fifth branch office, located in Commack, New York, in the first fiscal quarter 2008.

•
Maintaining High Asset Quality. We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

Total Assets. Total assets decreased by $10.0 million, or 2.5%, to $398.0 million at June 30, 2007, from $408.0 million at September 30, 2006. This decrease was primarily due to decreases in certificate of deposit investments, securities held-to-maturity, loans held-for-sale and Federal Home Loan Bank of New York (“FHLB”) stock, offset primarily by increases in cash and due from banks, loans receivable, net and other assets.

Cash and Due from Banks. Cash and due from banks increased $1.2 million, or 29.8%, to $5.3 million at June 30, 2007, from $4.1 million at September 30, 2006.

Investment in Certificates of Deposit. Certificates of deposit decreased $3.0 million, or 41.5%, to $4.2 million at June 30, 2007, from $7.2 million at September 30, 2006. The decrease in these short-term investments was primarily due to certificate maturities.

 Securities. Securities investments, which represent securities available-for-sale and securities held-to-maturity, decreased $8.9 million, or 9.7%, to $82.5 million at June 30, 2007, from $91.4 million at September 30, 2006. This decrease was primarily due to repayments in mortgage-backed securities of $15.0 million, offset in part by purchases of mortgage-backed securities of $6.0 million and an increase in securities available-for-sale of approximately $145,000.

Net Loans. Net loans before allowance for loan losses, which includes loans held-for-sale, decreased $774,000, or 0.3%, to $287.6 million at June 30, 2007, from $288.4 million at September 30, 2006, primarily due to decreases of $14.0 million in multi-family loans, $5.8 million in land loans and $4.3 million in construction loans, offset in part by increases of $14.7 million in commercial real estate loans, $8.2 million in one-to four-family loans and $396,000 in consumer and other loans. Net deferred fees/costs decreased approximately $109,000.

At June 30, 2007, loans receivable in non-accrual status were approximately $71,000. The non-accrual loan at June 30, 2007 is secured by a multi-family apartment building and the Bank has established a specific loss allowance for this loan totaling $71,000 and classified this loan as doubtful.

The Company had one multi-family loan, located in Brooklyn, New York, with an outstanding principal of $726,000 classified as substandard at March 31, 2007. The property suffered structural damage due to construction at an adjoining lot. Management has placed the loan on substandard status due to concerns about the property damage and the borrower’s ability to make future contractual payments. The structural damage was corrected and during the quarter ended June 30, 2007: the borrower completed renting the remaining apartments, the Bank procured an appraisal indicating a value of approximately $1.9 million and refinanced the property to a total of $926,000. The outstanding balance of the loan at June 30, 2007 is approximately $925,000 and the Bank continues to classify this loan as substandard.

The Company has five loans totaling $4.2 million classified as special mention at June 30, 2007. These loans are comprised of three construction loans totaling approximately $1.7 million and two commercial real estate mortgage loans totaling approximately $2.5 million. Two construction loans totaling approximately $1.3 million are to one borrower and classified special mention due to the slow progress of construction. One of the loans for approximately $676,000 was one contractual payment past due and subsequently sold in July 2007. The third construction loan of approximately $400,000 is classified special mention due to being past due on two contractual payments and past maturity. This loan is cross collateralized with a commercial real estate mortgage loan of $960,000, which is one of the commercial real estate loans classified special mention due to one delinquent contractual payment. The Bank does not expect a loss on this loan.

In addition, the Bank has one commercial real estate mortgage loan of waterfront property located in Whitestone, New York for $1.6 million that is three contractual payments past due, past maturity and the foreclosure process is continuing. The Bank does not expect a loss on this non-performing loan.

Federal Home Loan Bank of New York Stock. FHLB of New York stock decreased $1.1 million, or 39.8%, to $1.7 million at June 30, 2007, from $2.8 million at September 30, 2006. This decrease was primarily due to a decreased balance in FHLB borrowings, which triggered a sale of FHLB stock.

Bank Owned Life Insurance, Prepaid Expenses and Other Assets. Prepaid expenses and other assets including bank-owned life insurance increased $2.3 million, or 18.1%, to $15.1 million at June 30, 2007, from $12.8 million at September 30, 2006. This increase was mainly due to increases in miscellaneous other assets of approximately $2.0 million, which includes an increase in deferred tax assets of approximately $1.8 million and other miscellaneous assets of approximately $200,000. Bank-owned life insurance also increased $270,000.

Deposits. Deposits increased by $10.3 million, or 3.8%, to $281.3 million at June 30, 2007, from $271.0 million at September 30, 2006. The increase was primarily due to the Bank’s competitive rates offered on its deposit products.

Borrowed Funds. Total funds borrowed from the FHLB of New York, decreased $25.9 million, or 52.5%, to $23.5 million at June 30, 2007, from $49.4 million at September 30, 2006. The primary reasons for the decrease were the utilization of funds received during the period, due to a deposit flow increase, payments received on securities held-to-maturity and repayments on the mortgage portfolio.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $876,000, or 15.8%, to $6.4 million at June 30, 2007, from $5.5 million at September 30, 2006. This increase was primarily due to increases in unprocessed banking liabilities of $848,000, Supplemental Executive Retirement Plan (“SERP”) of $241,000, accrued expenses of $78,000 and loan payables of $55,000, offset in part by decreases in income taxes payable of $331,000 and other miscellaneous payables of $15,000.

Stockholders’ Equity. Stockholders’ equity increased by $5.3 million, or 6.7%, to $85.3 million at June 30, 2007, from $80.0 million at September 30, 2006. The primary reasons for the increase is the implementation of the stock-based incentive plan and the result of net income for the period, offset in part by purchases of treasury stock of approximately $969,000 pursuant to the Company’s stock repurchase plan.

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

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities. At June 30, 2007, $5.3 million, or 1.3%, of the Company’s assets are invested in cash and due from banks. The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans. Such activity is expected to continue so long as it meets the Company’s operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements. At June 30, 2007 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $4.3 million, or 1.1%, of the Company’s assets. As of June 30, 2007, the Company had $23.5 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At June 30, 2007, the Company had approximately $128.0 million in commitments to originate loans and unused lines of credit outstanding, which included $27.0 million in undisbursed construction loans, $8.7 million in one- to four-family loans, $1.0 million in unused home equity lines of credit, $5.3 million in commercial real estate lines of credit and $86.0 million to originate multi-family and nonresidential mortgage loans. The Bank had a one- to four-family loan committed to sell of approximately $130,000 at June 30, 2007. Certificates of deposit due within one year of June 30, 2007 totaled $123.7 million, or 77.8% of certificates of deposit. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the

Company currently pays on the certificates of deposit due on or before June 30, 2008. Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at June 30, 2007, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$69,780	24.3%	$22,944	8.0%	$28,680	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	68,089	23.7	11,472	4.0	17,208	6.0
Tangible capital
(To tangible assets)	68,089	17.2	5,924	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	68,089	17.2	11,849	3.0	19,748	5.0

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at June 30, 2007:

Payment Due by Period
Contractual Obligations	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
FHLB of New York advances	$23,471	$20,532	$2,139	$600	$200
Certificates of deposit	158,991	123,700	24,398	10,792	101
Lease obligations	8,769	600	1,278	1,093	5,798
Total	$191,231	$144,832	$27,815	$12,485	$6,099

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
To originate loans	$94,703	$94,703	$-	$-	$-
Unused lines of credit	33,297	33,297	-	-	-
Total	$128,000	$128,000	$-	$-	$-

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net Income. Net income increased $72,000, or 6.3%, to $1.2 million for the three months ended June 30, 2007, from net income of $1.1 million for the three months ended June 30, 2006. The primary reasons for the increase were increases in interest income of $1.3 million, a $135,000 increase in non-interest income, reductions in loan loss provisions and provision for income taxes of $204,000 and $30,000, respectively, offset in part by increases in interest expense of $783,000 and non-interest expense of $770,000.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by $473,000, or 12.6%, to $4.2 million for the three months ended June 30, 2007, from $3.7 million for the three months ended June 30, 2006. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $30.5 million, offset in part by a two basis point decrease in the Bank’s net interest rate spread to 3.53% for the three months ended June 30, 2007, from 3.55% for the three months ended June 30, 2006. The Bank’s net interest margin increased 16 basis points to 4.41% in the three months ended June 30, 2007 compared to 4.25% for the three months ended June 30, 2006.

Interest Income. Interest income increased $1.3 million, or 22.4%, to $6.9 million for the three months ended June 30, 2007, from $5.6 million for the three months ended June 30, 2006. Interest income on loans increased by $1.4 million, or 32.5%, to $5.8 million for the three months ended June 30, 2007, from $4.4 million for the three months ended June 30, 2006. The primary reasons for the increase in interest income on loans were a $1.1 million increase in multi-family and commercial real estate loan income, $229,000 in construction loan income and $72,000 in one- to four-family and other loan income. The average balance of the loan portfolio increased by $55.7 million, or 24.0%, to $287.9 million for the three months ended June 30, 2007, from $232.2 million for the three months ended June 30, 2006. The average yield on loans increased 52 basis points to 8.09% for the three months ended June 30, 2007, from 7.57% for the three months ended June 30, 2006. Interest income on investment securities and other interest-earning assets decreased by $171,000, or 14.0%, to $1.1 million for the three months ended June 30, 2007, from $1.2 million for the three months ended June 30, 2006. The decrease in interest income on investment securities and other interest-earning assets was primarily due to a reduction in the average balance of $25.2 million, or 21.0%, to $94.9 million at June 30, 2007 from $120.1 million at June 30, 2006, offset by an increase of 36 basis points in the average yield to 4.43% for the quarter ended June 30, 2007, compared to the average yield of 4.07% for the quarter ended June 30, 2006.

Interest Expense. Interest expense increased $783,000, or 41.8%, to $2.7 million for the three months ended June 30, 2007, from $1.9 million for the three months ended June 30, 2006. Interest expense on deposits increased $629,000, or 37.0%, to $2.3 million at June 30, 2007, from $1.7 million at June 30, 2006. Interest expense on FHLB of New York borrowings increased $154,000, or 90.1%, to $325,000 at June 30, 2007, from $171,000 at June 30, 2006. The increase was primarily the result of increases in the average balances of interest-bearing deposits of $16.6 million and FHLB of New York borrowings of $10.3 million. In addition, the average cost of the interest-bearing liabilities increased 82 basis points to 3.65% for the three months ended June 30, 2007, from 2.83% for the three months ended June 30, 2006.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $204,000, or 100.0%, for the three months ended June 30, 2007, from a provision of $204,000 for the three months ended June 30, 2006. The Bank did not provide for any loan loss due to decreases in higher risk loans, such as multi-family, construction and land loans. Management believes the established loan loss reserves are sufficient. The allowance for loan losses as of June 30, 2007 represented 0.61% of total loans, compared to 0.67% of total loans as of June 30, 2006.

Non-interest Income. Non-interest income increased by $135,000, or 24.1%, to $696,000 for the three months ended June 30, 2007, from $561,000 for the three months ended June 30, 2006. The increase was primarily due to increases in loan fees of $137,000, bank owned life insurance income of $8,000 and net gain on sale of loans held-for-sale of $41,000, offset in part by decreases in deposit related fees of $15,000 and other miscellaneous income of $36,000.

 Non-interest Expense. Non-interest expense increased by $770,000, or 34.0%, to $3.0 million for the three months ended June 30, 2007, from $2.3 million for the three months ended June 30, 2006. The increase resulted from increases of $621,000 in compensation and fringe benefits, which included a $628,000 expense for the vesting charges of the Company’s stock-based incentive plan and increased expenses of $37,000 for compensation and fringe benefits, $30,000 for other miscellaneous employee costs and ESOP expense of $12,000, offset in part by a reduction of $86,000 for the supplemental executive retirement plan. The Company also experienced increased costs in occupancy and equipment of $72,000, professional fees of $32,000 and other expenses of $50,000, which include advertising, office supplies, printing, and insurance, offset by a decrease of $5,000 for data processing fees.

Income Taxes. Income tax expense decreased $30,000, or 4.3%, to $666,000 for the three months ended June 30, 2007, from $696,000 for the three months ended June 30, 2006. The effective income tax rate, of the Company, for the three months ended June 30, 2007 was 35.5% compared to the effective income tax rate for the three months ended June 30, 2006 of 37.9%.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and 2006

Net Income. Net income decreased $711,000, or 21.6%, to $2.6 million for the nine months ended June 30, 2007, from $3.3 million for the nine months ended June 30, 2006. The primary reasons for the decrease were increases of $3.0 million in interest expense and $4.3 million in non-interest expense, offset in part by increases of $5.3 million in interest income, $264,000 in non-interest income and decreases in provision for loan losses of $315,000 and provision for taxes of $685,000.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by $2.3 million, or 21.7%, to $13.0 million for the nine months ended June 30, 2007, from $10.7 million for the nine months ended June 30, 2006. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $43.7 million and a 12 basis point increase in the Bank’s net interest rate spread to 3.60% for the nine months ended June 30, 2007, from 3.48% for the nine months ended June 30, 2006. The Bank’s net interest margin increased 33 basis points to 4.47% in the nine months ended June 30, 2007 compared to 4.14% for the nine months ended June 30, 2006.

Interest Income. Interest income increased $5.3 million, or 33.6%, to $21.1 million for the nine months ended June 30, 2007, from $15.8 million for the nine months ended June 30, 2006. Interest income on loans increased by $5.7 million, or 47.0%, to $17.8 million for the nine months ended June 30, 2007, from $12.1 million for the nine months ended June 30, 2006. The primary reasons for the increase in interest income on loans were increases of $4.5 million in multi-family and commercial real estate loan income, $972,000 in construction loan income and $187,000 in one- to four-family and other loan income. The average balance of the loan portfolio increased by $71.3 million, or 32.8%, to $288.9 million for the nine months ended June 30, 2007, from $217.6 million for the nine months ended June 30, 2006. The average yield on loans increased 80 basis points to 8.24% for the nine months ended June 30, 2007, from 7.44% for the nine months ended June 30, 2006. Interest income on investment securities and other interest-earning assets decreased by $410,000, or 11.3%, to $3.2 million for the nine months ended June 30, 2007, from $3.6 million for the nine months ended June 30, 2006. The decrease in interest income on investment securities and other interest-earning assets was primarily due to a reduction in the average balance of $27.7 million, or 21.9%, to $98.3 million at June 30, 2007 from $126.0 at June 30, 2006, offset by an increase of 52 basis points in the average yield to 4.36% for the nine month period ended June 30, 2007, compared to the average yield of 3.84% for the period ended June 30, 2006.

Interest Expense. Interest expense increased $3.0 million, or 58.3%, to $8.1 million for the nine months ended June 30, 2007, from $5.1 million for the nine months ended June 30, 2006. Interest expense on deposits increased $2.0 million, or 42.0%, to $6.8 million at June 30, 2007, from $4.8 million at June 30, 2006. Interest expense on FHLB of New York borrowings increased $978,000, or 285.1%, to $1.3 million at June 30, 2007, from $343,000 at June 30, 2006. The increase was primarily the result of increases in the average balances of interest-bearing deposits of $14.5 million and FHLB of New York borrowings of $22.9 million. In addition, the average cost of the interest-bearing liabilities increased 101 basis points to 3.65% for the nine months ended June 30, 2007, from 2.64% for the nine months ended June 30, 2006.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $315,000, to $4,000 for the nine months ended June 30, 2007, or 98.7%, from $319,000 for the nine months ended June 30, 2006. The primary reason for this decrease were pay offs in higher risk loans, such as multi-family, construction and land, offset in part by increases in originations of one- to four-family and commercial real estate loans. The allowance for loan losses as of June 30, 2007 represented 0.61% of total loans, compared to 0.67% of total loans as of June 30, 2006.

Non-interest Income. Non-interest income increased by $264,000, or 14.5%, to $2.1 million for the nine months ended June 30, 2007, from $1.8 million for the nine months ended June 30, 2006. The increase was primarily due to increases in loan fees of $357,000, bank owned life insurance income of $30,000 and net gain on sale of loans held-for-sale of $14,000, offset in part by decreases in deposit related fees of $36,000 and other miscellaneous income of $101,000.

 Non-interest Expense. Non-interest expense increased by $4.3 million, or 62.4%, to $11.2 million for the nine months ended June 30, 2007, from $6.9 million for the nine months ended June 30, 2006. The increase resulted from increases of $3.9 million in compensation and fringe benefits, which included a $3.8 million expense for the vesting charges of the Company’s stock-based incentive plan and increased expense of $100,000 for other compensation and fringe benefits, $15,000 in occupancy and equipment expense, $104,000 in professional fees,

$5,000 in data processing service bureau expense and $222,000 in other expenses which include advertising, office supplies, printing, insurance and other operating expenses.

Income Taxes.Income tax expense decreased $685,000, or 43.3%, to $1.3 million for the nine months ended June 30, 2007, from $2.0 million for the nine months ended June 30, 2006.  The primary reason for the decrease, for the nine months ended June 30, 2007, was the decrease in income before taxes.  The effective tax rate, of the Company, for the nine months ended June 30, 2007 was 33.6% compared to the effective tax rate for the nine months ended June 30, 2006 of 37.7%

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

(c) The Company repurchased Common Stock in the quarter ending June 30, 2007. On January 16, 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $1.5 million of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2007, 66,200 shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2007 through April 30, 2007	25,000	$14.44	47,000	$827,000

May 1, 2007 through May 31, 2007	_	N/A	47,000	$827,000

June 1, 2007 through June 30, 2007	19,200	$15.43	66,200	$531,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	11	Computation of Earnings Per Share
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: August 14, 2007	/s/ Angelo J. Di Lorenzo
Angelo J. Di Lorenzo
President and Chief Executive Officer

Date: August 14, 2007	/s/ Richard A. Kielty
Richard A. Kielty
Executive Vice President and
Chief Financial Officer