Form 10-K
period 2007-09-30
Brooklyn Federal Bancorp, Inc.
filed 2007-12-31
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2007; OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file Number 000-51208

BROOKLYN FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Federal	20-2659598

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Court Street, Brooklyn, New York	11201

(Address of principal executive offices)	(Zip Code)

(718) 855-8500

(Registrant’s telephone number, including area code)

None

(Securities registered pursuant to Section 12(b) of the Act)

Common Stock, $.01 par value

(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company. Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $50,448,331.

The number of shares outstanding of the registrant’s common stock was 13,268,058 as of December 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2008 Annual Meeting of Stockholders of the Registrant (Part III).

BROOKLYN FEDERAL BANCORP, INC.
2007 FORM 10-K
TABLE OF CONTENTS

          Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

          The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1. Business

BFS Bancorp, MHC

          BFS Bancorp, MHC is the federally chartered mutual holding company parent of Brooklyn Federal Bancorp, Inc. The only business that BFS Bancorp, MHC has engaged in is the majority ownership of Brooklyn Federal Bancorp, Inc. BFS Bancorp, MHC was formed upon completion of Brooklyn Federal Savings Bank’s reorganization into the mutual holding company structure. So long as BFS Bancorp, MHC exists, it will own a majority of the voting stock of Brooklyn Federal Bancorp, Inc.

Brooklyn Federal Bancorp, Inc.

          Brooklyn Federal Bancorp, Inc. (the “Company”) was formed to serve as the stock holding company for Brooklyn Federal Savings Bank (the “Bank”) as part of the Bank’s reorganization into the mutual holding company structure. For further discussion of the Company’s formation and operations, see the Company’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission (the “SEC”) on February 11, 2005 (File Number 333-121580). The Company completed its initial public offering on April 5, 2005.

          The stock offering closed on April 5, 2005 and the net proceeds from the offering were approximately $37.9 million (gross proceeds of $39.7 million for the issuance of 3,967,500 shares, less offering costs of approximately $1.8 million). The Company also issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. BFS Bancorp, MHC owns 70% of the Company’s outstanding shares. A portion of the proceeds were used to fund the employee stock ownership plan, which purchased 317,400 shares of the Company’s common stock at a cost of $3.2 million on April 5, 2005.

Brooklyn Federal Savings Bank

          The Bank is a federally chartered savings bank headquartered in Brooklyn, New York. The Bank was originally founded in 1887. We conduct our business from our main office and three branch offices. The Bank anticipates the opening of another branch office in Commack, Suffolk County during its second fiscal quarter of 2008. All of our offices are located in New York. The telephone number at our main office is (718) 855-8500.

          At September 30, 2007, we had total assets of $390.4 million, total deposits of $287.2 million and stockholders’ equity of $85.3 million. Our net income for the year ended September 30, 2007 was $3.8 million. Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a lesser extent, a variety of consumer loans and home equity loans. The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

          Our website address is www.brooklynbank.com. Information on our website should not be considered a part of this document.

Competition

          We face intense competition within our market area both in making loans and attracting deposits. The New York City metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of September 30, 2007 our market share of deposits represented less than 0.25% of deposits in each of Kings, Nassau, and Suffolk Counties, New York, respectively.

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

Market Area

          We are part of the diverse economy of the New York City metropolitan area. Brooklyn (Kings County) is an urban market area while Nassau and Suffolk Counties are suburban. Our market area has a stable population and household base. In 2005, the median household income for Kings, Nassau, and Suffolk Counties was $37,332, $80,293 and $77,109, respectively. Our primary lending area is concentrated in Brooklyn and Nassau and Suffolk Counties, New York, although we originate loans in all five boroughs of New York City as well as Westchester County, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. Our customer base consists primarily of middle-income households, and to a lesser extent low- to moderate-income households. The median household income for Brooklyn is below the national and New York state median household incomes. In addition, the unemployment rate in Kings County is higher than in the surrounding suburbs.

Lending Activities

          Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past five years, we have increased our origination of multi-family, commercial real estate and construction loans in an effort to increase interest income, and these loans have increased from 52.2% of our total loans receivable at September 30, 2003 to 66.2% of our total loans receivable at September 30, 2007. Commercial real estate loans totaled $96.5 million, or 42.4% of our total loans receivable at September 30, 2007. One- to four-family residential real estate mortgage loans represented $74.1 million, or 32.6%, of our loans receivable at September 30, 2007. Multi-family real estate loans totaled $42.2 million, or 18.5% of the total loans receivable at September 30, 2007. Construction loans totaled $11.9 million, or 5.2% and land loans totaled $1.8 million, or 0.8% of the total loans receivable at September 30, 2007. At September 30, 2007, we had $59.4 million in loans held-for-sale compared to $12.3 million at September 30, 2003, representing an increase of $47.1 million, or 382.3%. On a limited basis, we originate consumer loans. We sell most of our longer-term residential loans to Freddie Mac or the Federal Home Loan Bank of New York and other investors, on a servicing-retained basis. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines.

          Loans Receivable Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated.

	At September 30,

	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans:
One-to four-family	$74,103	32.57%	$56,722	28.87%	$54,840	27.85%	$57,142	34.80%	$71,235	47.52%
Multi-family	42,192	18.54%	46,255	23.55%	46,244	23.48%	35,690	21.73%	24,034	16.04%
Commercial real estate	96,534	42.43%	71,805	36.56%	71,596	36.35%	54,669	33.29%	44,036	29.38%
Construction	11,926	5.24%	18,169	9.25%	20,305	10.31%	16,425	10.00%	10,111	6.75%
Land	1,793	0.79%	2,924	1.49%	3,570	1.81%	—	—%	—	—%
Consumer and other	970	0.43%	551	0.28%	398	0.20%	294	0.18%	474	0.31%

Total loans receivable	$227,518	100.00%	$196,426	100.00%	$196,953	100.00%	$164,220	100.00%	$149,890	100.00%

Other items:
Net deferred loan fees	(245)		(314)		(368)		(273)		(419)
Allowance for loan losses	(1,806)		(1,757)		(1,321)		(920)		(848)

Total loans receivable, net	$225,467		$194,355		$195,264		$163,027		$148,623

          Loans Held-For-Sale Portfolio Composition. The following table sets forth the composition of our held-for-sale loan portfolio, by type of loan at the dates indicated.

	At September 30,

	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Mortgage loans:
One-to four-family	$314	0.53%	$720	0.78%	$540	6.28%	$—	—%	$705	5.73%
Multi-family	14,238	23.99%	27,278	29.42%	850	9.88%	—	—%	—	—%
Commercial real estate	10,972	18.49%	26,871	28.98%	6,058	70.42%	—	—%	11,601	94.27%
Construction	12,226	20.60%	13,385	14.44%	480	5.58%	—	—%	—	—%
Land	21,601	36.39%	24,463	26.38%	675	7.84%	—	—%	—	—%

Total loans held-for-sale	$59,351	100.00%	$92,717	100.00%	$8,603	100.00%	$—	—%	$12,306	100.00%

Other items:
Net deferred loan fees	(198)		(474)		—		—		(85)

Total loans held-for-sale, net	$59,153		$92,243		$8,603		$—		$12,221

          Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2007, including loans held-for-sale totaling $59.2 million at September 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total

	(In thousands)
Due During the Years Ending September 30,
2008	$6,387	$25,419	$26,603	$23,802	$23,319	$355	$105,885
2009	5,181	11,252	26,980	350	75	243	44,081
2010	5,422	5,854	18,411	—	—	185	29,872
2011 to 2012	10,113	6,652	30,209	—	—	186	47,160
2013 to 2017	19,963	7,253	5,076	—	—	1	32,293
2018 to 2022	9,424	—	122	—	—	—	9,546
2023 and beyond	17,927	—	105	—	—	—	18,032

Total	$74,417	$56,430	$107,506	$24,152	$23,394	$970	$286,869

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans, including loans held-for-sale, at September 30, 2007 that are contractually due after September 30, 2008.

	Due After September 30, 2008

	Fixed	Adjustable	Total

	(In thousands)

One-to four-family	$59,692	$8,338	$68,030
Multi-family	28,989	2,022	31,011
Commercial real estate	72,759	8,144	80,903
Construction	—	350	350
Land	—	75	75
Consumer and other	615	—	615

Total loans	$162,055	$18,929	$180,984

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

          The following table shows loan originations (including loans held-for-sale), sales and principal repayments for the years indicated.

	Years Ended September 30,

	2007	2006	2005

	(In thousands)

Total loans at beginning of period	$289,143	$205,556	$164,220
Loans originated:
One- to four-family	30,092	12,128	10,372
Multi-family	9,320	38,327	17,192
Commercial real estate	59,111	38,046	36,718
Construction	31,016	36,102	18,568
Land	11,431	25,330	4,245
Consumer and other	787	363	334

Total loans originated	141,757	150,296	87,429

Loans purchased	—	3,343	1,889

Deduct:
Principal repayments	(73,950)	(42,367)	(36,424)
Sales of whole loans	(2,970)	(6,051)	(2,779)
Sales of participation interests	(67,111)	(21,634)	(8,779)

Net loan activity	(2,274)	83,587	41,336

Total loans at end of period	$286,869	$289,143	$205,556

          In loan participation transactions, we originate and fund the full loan amount and subsequently identify other lending institutions who purchase participation interests in the loan. For purposes of the above table, originations of these loans are included within our total origination activity and the subsequent sales are shown as deductions. Participations differ from loan syndication transactions which are not transfers of financial assets for financial reporting purposes. As the manager of a loan syndication, prior to closing the loan, we identify other lenders who agree to fund portions of the total loan at closing. We record our share of the loan syndication as a loan receivable and therefore have included only those amounts within total loan originations in the above table. The amounts funded by other syndication lenders, which are not reflected as loan originations and sales in our consolidated financial statements and therefore are excluded from the table, totaled $76.8 million, $27.3 million and $30.2 million for syndications completed during the years ended September 30, 2007, 2006 and 2005, respectively.

          One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Kings, Nassau and Suffolk Counties, New York. At September 30, 2007, approximately $74.1 million, or 32.6% of our loans receivable and $314,000, or 0.5% of our loans held-for-sale, consisted of one- to four-family residential loans. Our originations of one- to four-family loans increased by $18.0 million compared to 2006. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. We originate and sell in the secondary market one- to four-family residential mortgage loans in excess of the 80% loan-to-value ratio without private mortgage insurance. Fixed-rate loans are originated for terms of 10, 15, 20, 25 and 30 years. At September 30, 2007, our largest loan secured by one- to four-family real estate had a principal balance of approximately $2.6 million and our second largest loan secured by one- to four-family real estate had a principal balance of approximately $900,000. The loans were secured by a two-family and a one-family residence, respectively, and were performing in accordance with their terms. These loans are in the Bank’s loan receivable portfolio.

          We also offer adjustable-rate mortgage loans with one and three-year adjustment periods based on changes in a designated United States Treasury index and prime rate. We originated $1.7 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2007 and $2.8 million during the year ended September 30, 2006. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. We currently do not offer adjustable rate mortgage loans with interest rates that adjust below the initial interest rate or adjustable rate mortgage loans with terms that provide the borrower options with regard to the amount or timing of periodic payments. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

          Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2007, $8.8 million, or 11.9%, of our one- to four-family residential loans had adjustable rates of interest.

          All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

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

          Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $42.2 million, or 18.5% of the total loans receivable and $14.2 million, or 24.0% of our loans held-for-sale at September 30, 2007. Multi-family real estate loans generally are secured by rental properties (including multi-family apartment buildings). Substantially all multi-family real estate loans are secured by properties located within our lending area. At September 30, 2007, we had 55 multi-family real estate loans with an average principal balance of $1.0 million. At September 30, 2007, our largest multi-family real estate loan balance was $4.9 million and is in our loans receivable portfolio. Multi-family real estate loans generally are offered with fixed interest rates. Multi-family real estate loans are originated for terms of up to 15 years.

          We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of a borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. Multi-family real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors.

          Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. For all loans, we utilize outside independent appraisers approved by our board of directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

          Commercial Real Estate Loans. At September 30, 2007, $96.5 million, or 42.4% of our total loans receivable and $11.0 million, or 18.5% of total loans held-for-sale consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 30 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. At September 30, 2007, we had 85 commercial real estate loans with an average outstanding balance of $1.3 million. At September 30, 2007, our largest commercial real estate loan balance was $6.9 million and is in our loans receivable portfolio.

          We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

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

          Construction Loans. At September 30, 2007, $11.9 million, or 5.2%, of our total loans receivable and $12.2 million, or 20.6% of total loans held-for-sale consisted of construction loans. Most of our construction loans are for the construction of multi-family and mixed-use properties. The majority of our construction loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria. If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential construction loans. Construction loans are generally structured with an option for permanent mortgage financing once the construction is completed. At September 30, 2007, our largest construction loan balance was $3.3 million and is held-for-sale. Construction loans generally have a two-year term and are generally repaid from the sale of units or refinancing upon completion. These loans generally have interest rates that adjust daily with prime and generally will not have an interest rate that adjusts below the initial interest rate. Construction loans require only the payment of interest during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

          Land Loans. In 2005, we began to originate land loans based on our increased construction loan activity. At September 30, 2007, $1.8 million, or 0.8% of our total loans receivable and $21.6 million or 36.4% of total loans held-for-sale consisted of land loans. Our land loans are made primarily in conjunction with construction loan financing. In most cases the value of the land represents the borrower’s up-front equity in our construction loans. When the land value exceeds the borrower’s equity requirement, which is usually 25% of total project costs, including land, we will consider originating this type of land loan. The majority of our land loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria. If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential land loans. At September 30, 2007, our largest land loan balance was $5.7 million and is held-for-sale. Land loans are generally repaid at the end of a two-year period. These loans generally have interest rates that adjust daily in conjunction with the prime rate and generally will not have an interest rate that adjusts below the initial interest rate. Land loans will generally be made in amounts of up to 75% of the appraised value.

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

          Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal loans. At September 30, 2007, these other loans totaled $970,000, or 0.4% of the total loan portfolio.

          Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All one- to four-family mortgage loans up to $850,000 must be approved by two members of the Management Loan Committee. All other mortgage loans up to $850,000 must be approved by two of the following officers: the President, the Chief Lending Officer, the Executive Vice President and the Manager of Residential Lending. All loans in excess of $850,000 must be approved by the Directors’ Loan Committee. In addition, the board of directors ratifies all loans approved by management.

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

          Non-Performing Loans. At September 30, 2007, $652,000 of our loans, or 0.23% of our total loans, were non-performing and in non-accrual status. These loans were two mortgage loans, which consist of one multi-family loan and one construction loan. The multi-family loan is on an apartment building for which the Bank has established a $41,000 specific loan loss allowance balance and is classified as doubtful. The construction loan of $611,000, which is classified as special mention due to the note being past maturity on July 1, 2007 and was placed in non-accrual status during September 2007. The construction loan was subsequently sold, at no loss, to a third party.

          Also included in our loan portfolio is a multi-family loan, located in Brooklyn, New York, with a principal balance of approximately $923,000 at September 30, 2007, which was previously classified substandard, with a principal balance of approximately $724,000 during the quarter ended June 30, 2005. The property suffered structural damage due to construction at an adjoining lot. The structural damage was corrected and during the quarter ended June 30, 2007; the borrower completed renting the apartments, the Bank procured an appraisal indicating a value of approximately $1.9 million and refinanced the property to a total of $926,000. The Bank continues to classify this loan as substandard due to concerns regarding the borrower’s ability to maintain, on a consistent basis, timely loan payments.

          Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,

	2007	2006	2005	2004		2003

	(Dollars in thousands)
Non-performing loans:
One-to four-family	$—	$154	$—	$13		$13
Multi-family	41	145	282	—		—
Commercial real estate	—	—	1,807	—		—
Construction	611	—	1,422	—		—

Total non-performing assets	$652	$299	$3,511	$13		$13

Ratios:
Total non-performing loans to total loans	0.23%	0.10%	1.71%	—	%(1)	0.01%
Total non-performing loans to total assets	0.17%	0.07%	1.03%	—	%(1)	—	%(1)
Total non-performing assets to total assets	0.17%	0.07%	1.03%	—	%(1)	—	%(1)

(1)	Percentage is less than 0.01%.

          Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At September 30, 2007
Multi-family	—	$—	1	$41	1	$41
Construction	—	—	1	611	1	611

Total	—	$—	2	$652	2	$652

At September 30, 2006
One-to four-family	—	$—	2	$154	2	$154
Multi-family	—	—	1	145	1	145

Total	—	$—	3	$299	3	$299

At September 30, 2005
Multi-family	—	$—	1	$282	1	$282
Commercial real estate	—	—	1	1,807	1	1,807
Construction	—	—	1	1,422	1	1,422

Total	—	$—	3	$3,511	3	$3,511

          For the year ended September 30, 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $80,000.

          Classified Assets. Office of Thrift Supervision regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

          An institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

          On the basis of management’s review of classified assets, at September 30, 2007, we classified $12.4 million of our assets as special mention representing three commercial real estate loans of $6.9 million, $3.3 million, $1.6 million and one construction real estate loan of $611,000. The $1.6 million commercial real estate loan is past due more than 90 days and is still accruing. At September 30, 2007, we classified $923,000 of our assets as substandard, which represented one multi-family real estate loan and $41,000 as doubtful representing one multi-family loan which the Bank established a specific reserve. At September 30, 2007, none of our assets were classified as loss. The Bank does not expect a loss on any of the mentioned loans.

          The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

          Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, representing losses that are both probable and reasonably estimable.

          In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

          The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,

	2007		2006		2005		2004		2003

	(Dollars in thousands)

Balance at beginning of year	$1,757		$1,321		$920		$848		$720

Charge-offs:
Consumer and other	—		—		(1)		—		—
Recoveries	—		—		—		—		—

Net charge-offs	—		—		(1)		—		—

Provision for loan losses	49		436		402		72		128

Balance at end of year	$1,806		$1,757		$1,321		$920		$848

Ratios:
Net charge-offs to average loans outstanding	—	%(1)	—	%(1)	—	%(1)	—	%(1)	—	%(1)
Allowance for loan losses to total loans at end of period	0.63%		0.61%		0.64%		0.56%		0.57%

(1)	Percentage is less than 0.01%.

          As indicated in the table above, we have charged-off one consumer loan with a balance of $1,000 since fiscal year 2003. We have not charged-off a real estate mortgage loan since 2001, due in part, to a stable local economy with significant appreciation in real estate values, prudent underwriting of loans and continuous monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and the Bank suffered no losses on foreclosed assets during that period. There can be no assurance that the Bank will not experience a deterioration of its loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

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

	At September 30,

	2007			2006			2005

	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Mortgage loans:
One-to four-family	$69	3.82%	32.57%	$60	3.41%	28.87%	$54	4.09%	27.85%
Multi-family	365	20.21%	18.54%	496	28.23%	23.55%	417	31.57%	23.48%
Commercial real estate	1,089	60.30%	42.43%	666	37.91%	36.56%	609	46.10%	36.35%
Construction	185	10.24%	5.24%	292	16.62%	9.25%	194	14.68%	10.31%
Land	90	4.99%	0.79%	239	13.60%	1.49%	45	3.41%	1.81%
Consumer and other	8	0.44%	0.43%	4	0.23%	0.28%	2	0.15%	0.20%

Total allowance for loan losses	$1,806	100.00%	100.00%	$1,757	100.00%	100.00%	$1,321	100.00%	100.00%

	At September 30,

	2004			2003

	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Mortgage loans:
One-to four-family	$90	9.78%	34.80%	$131	15.45%	47.52%
Multi-family	214	23.26%	21.73%	191	22.52%	16.04%
Commercial real estate	441	47.94%	33.29%	414	48.82%	29.38%
Construction	174	18.91%	10.00%	110	12.97%	6.75%
Land	—	—%	—%	—	—%	—%
Consumer and other	1	0.11%	0.18%	2	0.24%	0.31%

Total allowance for loan losses	$920	100.00%	100.00%	$848	100.00%	100.00%

          Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, the underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loans based on the results of the above analysis.

          This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

          Investments and Mortgage-Backed Securities. Our investment portfolio at September 30, 2007 included $73.4 million of mortgage-backed securities and $2,000 in other debt obligations, all of which are classified as held to maturity, and $1.0 million of Federal Home Loan Bank of New York stock. In addition, our investment portfolio at September 30, 2007 included $4.6 million of mutual fund shares, comprised of an ultra-short term mutual fund classified as available-for-sale. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

          At September 30, 2007, we held $40.3 million of mortgage-backed securities issued by Freddie Mac and Fannie Mae, which are United States government-sponsored enterprises. The remaining $33.0 million of our mortgage-backed securities represents securities of private issuers and United States government agencies. Private issuer securities typically offer rates above those paid on securities of government-sponsored enterprises, but lack the guaranty of those enterprises and are often less liquid. The government-sponsored enterprises’ portion of the mortgage-backed securities portfolio consisted of $34.1 million in fixed-rate mortgage-backed securities and $6.2 million in adjustable rate mortgage-backed securities.

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,

	2007		2006		2005

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)
Securities available-for-sale:
Mutual fund shares	$4,704	$4,601	$4,464	$4,389	$4,265	$4,190

Total securities available-for-sale	$4,704	$4,601	$4,464	$4,389	$4,265	$4,190

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$40,323	$39,074	$55,133	$53,097	$78,657	$76,732
Government agency	173	175	199	199	270	271
Private issuers	32,856	32,781	31,635	31,496	17,037	16,881
Other debt obligations	2	2	5	5	3,610	3,569

Total securities held-to-maturity	$73,354	$72,032	$86,972	$84,797	$99,574	$97,453

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. This table does not reflect the Bank’s investment in a mutual fund which has no contractual maturity date and is classified as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Fair Value	Weighted Average Yield

	(Dollars in thousands)

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$—	—%	$67	6.03%	$3,249	4.22%	$37,007	3.79%	$40,323	$39,074	3.83%
Government agency	—	—	—	—	—	—	173	6.74	173	175	6.74
Private issuers	—	—	—	—	—	—	32,856	5.14	32,856	32,781	5.14
Other debt obligations	—	—	2	6.50	—	—	—	—	2	2	6.50

Total securities held-to-maturity	$—	—%	$69	6.05%	$3,249	4.22%	$70,036	4.43%	$73,354	$72,032	4.42%

Sources of Funds

          General. Deposits have traditionally been our primary source of funds for our lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used to compensate for reductions in deposits and to fund loan and securities growth. As of September 30, 2007, we had $9.3 million of borrowings outstanding from the Federal Home Loan Bank of New York.

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

          The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes that our deposits are relatively stable. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At September 30, 2007, $162.8 million, or 56.7%, of our deposit accounts were certificates of deposit, of which $119.1 million had maturities of one year or less.

          Deposit Accounts. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At September 30,

	2007			2006			2005

	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
NOW accounts	$10,609	3.70%	0.75%	$11,374	4.20%	0.75%	$13,569	5.39%	0.75%
Checking accounts	16,000	5.57	—	18,908	6.98	—	15,446	6.14	—
Money market accounts	37,304	12.99	3.98	15,624	5.77	2.81	11,967	4.76	1.01

Total deposit accounts	63,913	22.26	2.45	45,906	16.95	1.14	40,982	16.29	0.54

Passbook savings accounts	60,394	21.03	1.00	72,736	26.84	1.00	87,039	34.59	1.02

Certificates of deposit	162,848	56.71	4.78	152,361	56.21	4.50	123,613	49.12	3.49

Total deposits	$287,155	100.00%	3.47%	$271,003	100.00%	2.99%	$251,634	100.00%	2.16%

          Deposit Activity. The following table sets forth our deposit activity for the periods indicated.

	Years Ended September 30,

	2007	2006	2005

	(In thousands)

Beginning balance	$271,003	$251,634	$256,550

Net increase (decrease) before interest credited	6,990	12,691	(9,535)
Interest credited	9,162	6,678	4,619

Net increase (decrease) in deposits	16,152	19,369	(4,916)

Ending balance	$287,155	$271,003	$251,634

          Large Certificates of Deposits. As of September 30, 2007 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $39.1 million. The following table sets forth the maturity of those certificates as of September 30, 2007.

At September 30, 2007

(In thousands)

Three months or less	$14,180
Over three months through six months	7,627
Over six months through one year	7,935
Over one year to three years	7,248
Over three years	2,157

Total	$39,147

          Certificate of Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2007.

	Less than one year	Over one year to two years	Over two years to three years	Over three years to four years	Over four years to five years	Over five years	Total	Percentage of total certificate accounts

	(Dollars in thousands)
Interest Rate
3.00% -3.99%	$10,281	$5,456	$182	$—	$—	$—	$15,919	9.77
4.00% -4.99%	60,905	8,114	10,399	4,108	5,580	—	89,106	54.72
5.00% -5.99%	47,907	8,901	—	810	205	—	57,823	35.51

Total	$119,093	$22,471	$10,581	$4,918	$5,785	$—	$162,848	100.00%

          Certificates of Deposit Classified By Rate. The following table sets forth certificates of deposit classified by range of interest rates as of the dates indicated.

	At September 30,

	2007	2006	2005

	(In thousands)
Interest Rate
Less than 2%	$—	$201	$6,327
2.00% -2.99%	—	1,908	27,883
3.00% -3.99%	15,919	31,888	56,850
4.00% -4.99%	89,106	83,854	27,959
5.00% -5.99%	57,823	34,510	3,953
6.00% -6.99%	—	—	641

Total	$162,848	$152,361	$123,613

          Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York. At September 30, 2007, we had access to Federal Home Loan Bank advances of up to $86.7 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended September 30,

	2007	2006	2005

	(Dollars in thousands)

Balance at end of year	$9,271	$49,407	$8,107
Average balance during year	29,236	13,815	9,369
Maximum outstanding at any month end	51,307	49,407	11,788
Weighted average interest rate at end of year	4.83%	5.29%	4.07%
Average interest rate during the year	5.29%	4.73%	2.96%

Subsidiary Activities

          Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, Federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

          3D Holding Company was incorporated in New York in 1993, for the purpose of acquiring, managing, and disposing of real estate held by the Bank. As of September 30, 2007, the subsidiary did not hold any real estate owned. Total assets aggregated $158,000, and consisted solely of cash at that date.

          BFS REIT, Inc. was incorporated in New York in 1999. The corporation is a wholly-owned subsidiary created for the purpose of acquiring, holding, and investing in certain real estate-related loans and other assets that constitute permissible investments by the Bank.

          TISCO was incorporated in New York in 1982, for the purpose of holding BFS Agency, Inc., a company that sells insurance and fixed annuity products through licensed employees in the Bank’s branches. As of September 30, 2007, total assets aggregated $250,000, of which $248,000 represented the investment in BFS Agency, Inc.

Legal Proceedings

          We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2007 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

          As of September 30, 2007, we had 64 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

          General. The Company and the Bank are subject to Federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Bank’s tax returns have not been audited during the past five years. The Company and the Bank file consolidated income tax returns. The following discussion of Federal taxation is intended only to summarize certain pertinent Federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

          Method of Accounting. For Federal income tax purposes, the Bank and Company report their income and expenses on the accrual method of accounting and use a tax year ending September 30 for filing Federal income tax returns.

          Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. Savings institutions were required to recapture any excess reserves established after December 31, 1987. The reserve balance as of December 31, 1987 is referred to as the base year reserve.

          As more fully discussed below, the Bank files a New York State franchise tax return. New York State and New York City enacted legislation in 1996, which among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under Federal law prior to the enactment of the 1996 Act. Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes, it is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to such reserves may be computed using a specific formula based on an institution’s loss history (the “experience method”) or a statutory percentage equal to 32% of its New York State and New York City taxable income (the “percentage method”) before bad debt deduction.

          Taxable Distributions and Recapture. Prior to the 1996 Act, Federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

          At September 30, 2007, our total Federal pre-1988 base year tax bad debt reserve was approximately $1.6 million and our New York State and New York City base year reserve was approximately $2.6 million. Under current law, pre-1988 Federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. Under current New York State tax law, tax bad debt reserves are also subject to recapture if a specified qualifying asset ratio is not maintained.

          Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the AMT and has no such amounts available as credits for carryover.

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2007, the Bank had no net operating loss carryforwards for Federal income tax purposes.

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

State and Local Taxation

          The Company and the Bank will report income on a fiscal year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. As a result of its ownership of BFS REIT, Inc., a real estate investment trust, the Bank is entitled to a 60% dividends received deduction with respect to dividends received from BFS REIT, Inc. New York State imposes a tax surcharge equal to 17.0% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District.

          The Bank is also subject to the New York City financial corporation tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State franchise tax. The tax on income is calculated using a 9.0% tax rate.

SUPERVISION AND REGULATION

General

          The Bank is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of Federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the Federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under Federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters, and the Federal Deposit Insurance Corporation as the insurer of deposit accounts. The Office of Thrift Supervision examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

          Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or United States Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Banking Regulation

          Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Bank may originate mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Bank’s capital assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

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

          The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

          At September 30, 2007, the Bank’s capital exceeded all applicable requirements.

          Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2007, the Bank was in compliance with the loans-to-one borrower limitations.

          Qualified Thrift Lender Test. As a federal savings association, the Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

          “Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

          A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At September 30, 2007, the Bank maintained substantially all of its portfolio assets in qualified thrift investments.

          Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

          Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

          The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

          Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

          Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other Federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent Federal examination.

          Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and its implementing regulations. The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

          The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the Bank’s board of directors must approve extensions of credit in excess of certain limits.

          Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

          Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

          Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” the performance of which must be guaranteed by any company controlling the association up to specified limits. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          At September 30, 2007, the Bank met the criteria for being considered “well-capitalized.”

          Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

          The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment paid during the year ending September 30, 2007 was offset by a credit from the Federal Deposit Insurance Corporation to Brooklyn Federal Savings Bank of $75,400. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

          Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

          Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least (i) $1,000 or (ii) 0.20% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations, also referred to as Mortgage Related Assets (“MRA”), at the beginning of each year, plus 4.50% of the total dollar amount of its Advances (“borrowings”) and Mortgage Partnership Finance (“MPF”) transactions from the Federal Home Loan Bank, also referred to as the activity-based capital requirement, whichever is greater. During the year the activity-based capital requirement will increase or decrease depending on our activity with the FHLB of New York. As of September 30, 2007, the Bank was in compliance with this requirement.

Federal Reserve System

          The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At September 30, 2007, the Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

          The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

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

Holding Company Regulation

          General. BFS Bancorp, MHC and the Company are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, BFS Bancorp, MHC and the Company are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over the Company and BFS Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and BFS Bancorp, MHC are generally not subject to state business organization laws.

          Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under Federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

          The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company and BFS Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

          Waivers of Dividends by BFS Bancorp, MHC. Office of Thrift Supervision regulations require BFS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; and (ii) the waiver would not be detrimental to the safe and sound operations of the savings association. If the Company pays any dividends, we anticipate that BFS Bancorp, MHC would waive the receipt of any dividends paid by the Company. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by BFS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event BFS Bancorp, MHC converts to stock form.

          Conversion of BFS Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit BFS Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the “New Holding Company”), BFS Bancorp, MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than BFS Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by BFS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event BFS Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Federal Securities Laws

          The Company filed with the SEC a registration statement under the Securities Act of 1933 for the registration of the shares of common stock to be issued pursuant to the offering. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company will continue to be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

          The registration under the Securities Act of 1933 of shares of common stock to be issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Item 1A.          Risk Factors

Multi-Family, Commercial Real Estate and Construction Loan Originations Have Increased, Increasing the Risk that Some of Our Loans Will Not Be Paid.

          We have expanded our multi-family, commercial real estate and construction lending during the previous five years. Multi-family lending has increased as a percentage of our total loan portfolio from 14.8% at September 30, 2003 to 19.7% at September 30, 2007. Commercial real estate lending has increased as a percentage of our total loan portfolio from 34.3% at September 30, 2003 to 37.5% at September 30, 2007. Construction lending has increased as a percentage of our total loan portfolio from 6.2% at September 30, 2003 to 8.4% at September 30, 2007. Multi-family, commercial real estate loans and construction loans generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. At September 30, 2007, we had $652,000 representing two loans in non-accrual and non-performing status compared to $299,000 representing three loans in non-accrual and non-performing status at September 30, 2006. In addition, our multi-family, commercial real estate and construction loan portfolio is not as seasoned as the loan portfolio of some of our competitors. Should the local real estate market or economy weaken, we may begin to experience higher levels of non-performing loans.

Persons Who Own Our Stock Own a Minority of Brooklyn Federal Bancorp, Inc.’s Common Stock and Will Not Be Able To Exercise Voting Control Over Most Matters Put To a Vote of Stockholders.

          Public stockholders own a minority of the outstanding shares of the Company’s common stock. As a result, stockholders other than BFS Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders. BFS Bancorp, MHC owns a majority of the Company’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage the Company and the Bank also manage BFS Bancorp, MHC. The only matters as to which stockholders other than BFS Bancorp, MHC will be able to exercise voting control include any proposal to implement a recognition and retention stock plan or stock option plan within one year of the offering. In addition, BFS Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.

Our Stock Value May be Negatively Affected by Federal Regulations Restricting Takeovers and our Mutual Holding Company Structure.

          Federal Regulations Restricting Takeovers. For three years following the offering, Office of Thrift Supervision regulations prohibit any person from acquiring or offering to acquire more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. Moreover, current Office of Thrift Supervision policy prohibits the acquisition of a mutual holding company subsidiary by any person or entity other than a mutual holding company or a mutual institution. See “Business – Regulation and Supervision” for a discussion of applicable Office of Thrift Supervision Regulations regarding acquisitions.

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

          The Bank monitors its interest rate sensitivity through the use of an asset/liability management model which estimates the change in its net portfolio value (defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items) in the event of a range of assumed changes in market interest rates. Our net portfolio value analysis, as calculated by the Office of Thrift Supervision using information as of September 30, 2007, showed that in the event of an immediate and permanent 2.0% increase in interest rates, our net portfolio value would be expected to decrease by 11%.

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

If Economic Conditions Deteriorate, Particularly in the Metropolitan New York Area, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

          Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the metropolitan New York area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the Federal government and other significant external events. At September 30, 2007, loans secured by real estate represented nearly all of our total loans, with substantially all such loans being made in the New York metropolitan area. Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

          We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Item 1B.        Unresolved Staff Comments

          None.

Item 2.          Properties

Properties

          The following table provides certain information with respect to our offices as of September 30, 2007:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property

			(In thousands)

Main Office	Owned	1965	$629
81 Court Street
Brooklyn, NY 11201

Branch Office	Leased	1960	56
3780 Nostrand Avenue
Brooklyn, NY 11235

Branch Office	Leased	1973	35
1164 Wantagh Avenue
Wantagh, NY 11793

Branch Office	Leased	1999	299
1752 Veterans Memorial Highway
Islandia, NY 11749

Branch Office	Leased	2007	—	*
1174 Jericho Turnpike
Commack, NY 11725

* Lease payments have been made since August 2007 no capitalized improvements have been made at this time.

          The net book value of our premises, land and equipment was approximately $1.0 million at September 30, 2007.

Item 3.           Legal Proceedings

          The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fourth quarter of the year ended September 30, 2007 to a vote of the Company’s stockholders.

PART II.

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company common stock trades on the Nasdaq Global Market under the symbol “BFSB.” Trading in the Company’s common stock commenced on April 6, 2005.

          As of September 30, 2007, there were 13,484,210 shares of Company common stock issued and 13,311,483 common shares outstanding and approximately 781 stockholders of record. Of the total outstanding shares 9,257,500 were held by BFS Bancorp, MHC and 4,053,983 were held by other shareholders.

          The table below shows the high and low closing prices reported on the Nasdaq Global Market for the Company common stock during the periods indicated. Shares of common stock of the Company were sold in a subscription offering at $10.00 per share in connection with the reorganization of the Bank into the mutual holding company structure completed on April 5, 2005.

2007	High	Low	Dividend

Fourth Quarter (July 1, 2007 – September 30, 2007)	$15.44	$13.00	$0.04
Third Quarter (April 1, 2007 – June 30, 2007)	$15.70	$13.60	$0.03
Second Quarter (January 1, 2007 – March 31, 2007)	$14.40	$13.05	$0.03
First Quarter (October 1, 2006- December 31, 2006)	$13.24	$12.50	N/A

2006	High	Low	Dividend

Fourth Quarter (July 1, 2006 – September 30, 2006)	$12.95	$11.88	N/A
Third Quarter (April 1, 2006 – June 30, 2006)	$12.19	$11.75	N/A
Second Quarter (January 1, 2006 – March 31, 2006)	$12.30	$10.95	N/A
First Quarter (October 1, 2005- December 31, 2005)	$11.74	$9.95	N/A

          Set forth below is information, as of September 30, 2007 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price (2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	620,525	$13.37	27,500
Equity compensation plans not approved by stockholders	—	—	—

Total	620,525	$13.37	27,500

(1)	Consists of options to purchase 648,025 shares of common stock under the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.

(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.

(3)	Consists of stock options for 27,500 shares of common stock available to be granted from the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.

Stock Performance Graph

          Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock between April 5, 2005 (the date the Company completed its initial public offering), September 30, 2006 and September 30, 2007, (b) the cumulative total return on stock included in the SNL Thrift Index over such periods, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such periods. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

          There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

Brooklyn Federal
   Bancorp, Inc.

	Period Ending

Index	04/06/05	09/30/05	03/31/06	09/30/06	03/31/07	09/30/07

Brooklyn Federal Bancorp, Inc.	100.00	117.49	121.81	129.65	141.40	139.18
SNL Thrift Index	100.00	101.99	112.56	118.71	119.01	108.34
Russell 2000	100.00	108.99	125.59	119.81	133.01	134.59

          If the Company pays dividends to its stockholders, it also would be required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends. We anticipate that BFS Bancorp, MHC would waive any dividends paid by the Company. Any decision to waive dividends will be subject to regulatory approval. BFS Bancorp, MHC received regulatory approval to waive dividends for the fiscal year ended September 30, 2007. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event BFS Bancorp, MHC converts to stock form.

          Dividends are payable at the sole discretion of the Company, and any dividends will depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company’s loan to the employee stock ownership plan. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions such as the Bank. The Company, however, will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends.

          The Company repurchased Common Stock in the quarter ending September 30, 2007. On January 16, 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $1.5 million of the Company’s outstanding shares of common stock. Upon completion of the January 16, 2007, approved stock repurchase program, in August 2007, the Board of Directors approved another Common Stock repurchase of up to $2.0 million of the Company’s outstanding shares of common Stock on August 14, 2007. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2007, 172,727 shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2007 through July 31, 2007	27,500	$14.85	93,700	$123,000
August 1, 2007 through August 31,	12,870	$14.07	106,570	$1,942,000
2007
September 1, 2007 through September	66,157	$13.76	172,727	$1,032,000
30, 2007

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

	At September 30,

	2007	2006	2005	2004	2003

	(In thousands)
Selected Financial Condition Data:

Total assets	$390,434	$408,045	$340,858	$308,835	$292,856
Cash and cash equivalents	5,398	4,078	8,384	7,904	16,106
Investments in certificates of deposit	3,890	7,160	9,268	6,871	—
Securities available-for-sale	4,601	4,389	4,190	4,093	4,028
Securities held-to-maturity	73,354	86,972	99,574	117,096	93,097
Loans receivable, net	225,467	194,355	195,264	163,027	148,623
Loans held-for-sale	59,153	92,243	8,603	—	12,221
Deposits	287,155	271,003	251,634	256,550	249,667
Borrowings	9,271	49,407	8,107	10,231	6,705
Stockholders’ equity/retained earnings	85,259	79,963	75,209	36,593	32,507

	Years Ended September 30,

	2007	2006	2005	2004	2003

	(In thousands, except per share data)
Selected Operating Data:

Interest income	$27,736	$22,035	$17,323	$15,448	$15,069
Interest expense	10,703	7,338	4,896	4,052	4,509

Net interest income before provision for loan losses	17,033	14,697	12,427	11,396	10,560
Provision for loan losses	49	436	402	72	128

Net interest income after provision for loan losses	16,984	14,261	12,025	11,324	10,432
Non-interest income	3,135	2,336	2,140	2,044	1,850
Non-interest expense	14,091	9,274	8,214	6,840	6,537

Income before income taxes	6,028	7,323	5,951	6,528	5,745
Provision for income taxes	2,181	2,765	2,171	2,438	2,008

Net income	$3,847	$4,558	$3,780	$4,090	$3,737

Dividends paid per common share	$0.10	$—	$—	$—	$—

	At or For the Years Ended September 30,

	2007	2006	2005	2004		2003

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.96%	1.25%	1.16%	1.35%		1.31%
Return on average equity	4.61%	5.91%	7.09%	11.85%		12.27%
Interest rate spread (1)	3.55%	3.52%	3.52%	3.70%		3.57%
Net interest margin (2)	4.43%	4.21%	3.96%	3.94%		3.84%
Efficiency ratio (3)	69.87%	54.45%	56.39%	50.89%		52.68%
Non-interest expense to average total assets	3.50%	2.55%	2.52%	2.26%		2.29%
Average interest-earning assets to average interest-bearing liabilities	131.40%	132.97%	128.21%	116.81%		116.37%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.17%	0.07%	1.03%	—	%(4)	—	%(4)
Non-performing loans as a percent of total loans	0.23%	0.10%	1.71%	—	%(4)	0.01%
Allowance for loan losses as a percent of total loans	0.63%	0.61%	0.64%	0.56%		0.57%

Capital Ratios (5):
Total risk-based capital (to risk weighted assets)	25.5%	21.9%	28.2%	22.4%		21.6%
Tier 1 risk-based capital (to risk weighted assets)	24.9%	21.4%	27.6%	21.9%		21.1%
Tangible capital (to tangible assets)	18.0%	15.5%	17.1%	11.8%		10.8%
Tier 1 leverage (core) capital (to adjusted tangible assets)	18.0%	15.5%	17.1%	11.8%		10.8%
Equity to total assets (consolidated)	21.8%	19.6%	22.1%	11.8%		11.1%

Other Data:
Number of full service offices	4	4	4	4		4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	Represents net interest income as a percent of average interest-earning assets for the period.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Ratio percentage is less than 0.01%.

(5)	Ratios other than equity to total assets are for the Bank.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          Highlights of our business strategy are as follows:

•

Remaining a Community Oriented Institution. We were established in Brooklyn, New York in 1887, and we have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. Although historically our principal business activity has been accepting deposits from the public and using those funds to originate one- to four-family mortgage loans, in recent years we have been originating more commercial real estate loan products and a wider variety of residential real estate loan products to meet the needs of our customers. If such loans do not satisfy our criteria for retention in our loan portfolio, they generally can be sold in the secondary market.

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

•

Utilizing the Net Proceeds We Received in the Offering to Better Manage Our Interest Rate Risk and Grow Our Assets. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise. During the more recent period of decreasing interest rates, we have continued to reduce our security investments and redeploy those funds to pay down borrowings, while still maintaining a high level of short-term liquid assets. Maintaining a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At September 30, 2007, $5.4 million, or 1.4% of our assets, was invested in cash or cash equivalents, and $4.0 million, or 1.0% of our assets, was invested in certificates of deposit and securities that mature within three years.

The net proceeds from the stock offering increased our capital and provided management with greater flexibility to manage interest rate risk and increase our interest-earning assets, including our investment in longer-term, higher yielding loans and securities.

•

Facilitate Growth Through De Novo Branching. We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area. While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices. The Bank anticipates opening its fifth branch office in Commack, Suffolk County, New York in the second fiscal quarter of 2008.

•

Maintaining High Asset Quality. We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition At September 30, 2007 and September 30, 2006

          Total Assets. Total assets decreased by $17.6 million, or 4.3%, to $390.4 million at September 30, 2007 from $408.0 million at September 30, 2006. This decrease was primarily due to decreases in loans held-for-sale, securities held-to-maturity, investments in certificates of deposit and Federal Home Loan Bank stock, offset by increases in cash and cash equivalents, securities available-for-sale and net loans.

          Cash and Cash Equivalents. Cash and cash equivalents increased by $1.3 million, or 32.4%, to $5.4 million at September 30, 2007 from $4.1 million at September 30, 2006.

          Investments in Certificates of Deposit. Investments in certificates of deposit decreased by $3.3 million, or 45.7%, to $3.9 million at September 30, 2007 from $7.2 million at September 30, 2006. This decrease was due to maturities of the certificates.

          Securities. Securities investments, which represent the available-for-sale and held-to-maturity portfolios, decreased $13.4 million, or 14.7%, to $78.0 million at September 30, 2007, from $91.4 million at September 30, 2006. This decrease was due to repayments in our mortgage-related securities portfolio and repayments of other securities. These funds were redeployed into loan originations and repayments on borrowings. Our holdings of mortgage-backed securities and other debt obligations totaled $73.4 million and $2,000, respectively, at September 30, 2007.

          Net Loans. Net loans, before allowance for loan losses, including deferred fees and loans held-for-sale, decreased $1.9 million, or 0.7%, to $286.4 million at September 30, 2007 from $288.3 million at September 30, 2006. Loans held-for-sale decreased by $33.1 million, or 35.9%, to $59.1 at September 30, 2007 from $92.2 million at September 30, 2006, offset by an increase in our loans receivable portfolio of $31.2 million, or 15.9%, to $227.3 million at September 30, 2007 from $196.1 million at September 30, 2006.

          Federal Home Loan Bank of New York Stock. FHLB of New York stock decreased by $1.8 million, or 62.9%, to $1.0 million at September 30, 2007, from $2.8 million at September 30, 2006.This decrease is primarily due to a decreased balance in FHLB borrowings, which triggered redemptions of FHLB stock.

          Bank Owned Life Insurance, Prepaid Expenses and Other Assets. Bank owned life insurance, prepaid expenses and other assets increased $1.5 million, or 9.1%, to $17.5 million at September 30, 2007, from $16.0 million at September 30, 2006. This increase was primarily due to increases of $357,000 in the cash surrender values of bank-owned life insurance policies to $9.0 million at September 30, 2007; an increase of $755,000 in the net deferred tax asset to $2.2 million at September 30, 2007; and an increase in other assets of approximately $359,000 to approximately $6.4 million at September 30, 2007.

          Deposits. Deposits increased by $16.2 million, or 6.0%, to $287.2 million at September 30, 2007, from $271.0 million at September 30, 2006. The increase was attributable to a $10.5 million increase in certificates of deposit and an increase in other interest bearing deposits of $8.6 million, offset in part by a $2.9 million decrease in non-interest bearing deposits. The Bank maintains marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

          Borrowed Funds. Borrowed funds from the Federal Home Loan Bank of New York decreased by $40.1 million, or 81.2%, to $9.3 million at September 30, 2007, from $49.4 million at September 30, 2006. The decrease was primarily due to the uses of the repayments on securities held-to-maturity, the maturities of certificates of deposit investments and the increase in net deposits.

          Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $775,000, or 14.0%, to $6.3 million at September 30, 2007, from $5.5 million at September 30, 2006. The increase was primarily due to increases in accounts payable of $756,000, loan payables of $632,000, accrued Supplemental Executive Retirement Plan (“SERP”) of $291,000, accrued expenses of $203,000, unprocessed banking liabilities of $27,000, offset by a reduction of income taxes payable of $1.1 million.

          Stockholders’ Equity. Stockholders’ equity increased by $5.3 million, or 6.6%, to $85.3 million at September 30, 2007, from $80.0 million at September 30, 2006. The primary reasons for the increase is the implementation of the stock-based incentive plan and the result of net income for the period, offset in part by the purchases of treasury stock of approximately $2.5 million pursuant to the Company’s stock repurchase plans.

Comparison of Operating Results for the Years Ended September 30, 2007 and September 30, 2006

          Net Income. Net income decreased by $711,000, or 15.6%, to $3.8 million in fiscal year 2007 from $4.6 million in fiscal year 2006. The primary reasons for the decrease in net income were a $3.4 increase in interest expense, a $4.8 million increase in non-interest expense, offset in part by increases in interest income of $5.7 million, a $799,000 increase in non-interest income, a reduction in loan loss provisions of $387,000 and a reduction in the provision for income taxes of $584,000.

          Net Interest Income Before Provision for Loan Losses. Net interest income increased by $2.3 million, or 15.9%, to $17.0 million for fiscal year 2007 from $14.7 million for fiscal year 2006. This increase was primarily due to a $35.8 million, or 10.3%, increase in total average interest-earning assets to $384.6 million in fiscal year 2007 from $348.8 million in fiscal year 2006, offset in part by increased average interest-bearing liabilities of $30.4 million, or 11.6%, to $292.7 million in fiscal year 2007 from $262.3 million in fiscal year 2006. The Bank’s interest rate spread was 3.55% and 3.52% for the fiscal years 2007 and 2006, respectively.

          Interest Income. Interest income increased by $5.7 million, or 25.9%, to $27.7 million for fiscal year 2007 from $22.0 million for the prior fiscal year. The increase was due to a $6.2 million increase in interest income on first mortgage and other loans, offset in part by reductions in interest income from mortgage-backed securities of $207,000 and other securities and interest-earning assets of $323,000. The yield on the mortgage loan portfolio increased 55 basis points to 8.15% in fiscal 2007 from 7.60% in fiscal 2006. The yield on investment securities and other interest-earning assets increased 48 basis points to 4.40% in fiscal 2007 from 3.92% in fiscal 2006. Average balances of interest-earning assets increased $35.8 million, or 10.3%, to $384.6 million in fiscal year 2007 from $348.8 million in fiscal year 2006. The average yield on total interest-earning assets increased by 89 basis points to 7.21% in fiscal 2007 from 6.32% in fiscal 2006.

          Interest Expense. Interest expense increased $3.4 million, or 45.9%, to $10.7 million for fiscal year 2007 from $7.3 million in fiscal year 2006. The increase in interest expense reflected an 86 basis point increase in the cost of interest-bearing liabilities to 3.66% for fiscal year 2007 from 2.80% for fiscal year 2006 as well as a $30.4 million increase in average balances. The increase in interest expense reflected high market interest rates during fiscal year 2007 compared to fiscal year 2006. Interest expense on savings accounts decreased by $159,000, or 19.7%, to $650,000 for fiscal year 2007 from $809,000 for fiscal year 2006, as the average cost on savings accounts remained at 1.00% for fiscal years 2007 and 2006. The average balance of savings accounts decreased $15.9 million, or 19.7%, to $64.9 million for fiscal year 2007 from $80.8 million for fiscal year 2006. Interest expense on Money Market and NOW accounts increased $675,000, or 230.4% to $968,000 in fiscal 2007 from $293,000 in fiscal 2006, as the average cost on these deposits increased 139 basis points while the average balances increased $12.2 million, or 46.1%, to $38.7 million in fiscal 2007 from $26.5 million in fiscal 2006. Interest expense on certificates of deposit increased by $1.9 million, or 35.1%, to $7.5 million for fiscal year 2007 from $5.6 million for fiscal year 2006, as the average cost on certificates of deposit increased by 77 basis points to 4.72% in fiscal year 2007 from 3.95% in fiscal year 2006. The average balance of certificates of deposit increased $18.6 million, or 13.2%, to $159.8 million for fiscal year 2007 from $141.2 million for fiscal year 2006. Interest expense on Federal Home Loan Bank advances increased by $892,000, or 136.4%, to $1.5 million in fiscal year 2007 from $654,000 in fiscal year 2006, as the average Federal Home Loan Bank advances increased by $15.4 million, or 111.6%, to $29.2 million in fiscal year 2007 from $13.8 million in fiscal year 2006. The average cost on these borrowings increased 56 basis points to 5.29% in fiscal 2007 from 4.73% in fiscal 2006.

          Provision for Loan Losses. Our provision for loan losses decreased $387,000, or 88.8%, to $49,000 for fiscal year 2007 compared to $436,000 for fiscal year 2006. The decrease is due to the reductions in higher risk loans, offset in part by the originations of lower risk loans, as well as the performance of the loan portfolio. Our non-performing loans in non-accrual status totaled $652,000 and $299,000 at September 30, 2007 and September 30, 2006, respectively. The allowance for loan losses at September 30, 2007 represented 0.63% of total loans, compared to 0.61% of total loans at September 30, 2006. See “Business—Non-Performing Loans and Problem Assets” for a discussion relating to non-performing loans and problem assets.

          Non-interest Income. Non-interest income increased by $799,000, or 34.2% to $3.1 million for fiscal year 2007, from $2.3 million for fiscal year 2006. The increase was primarily the result of a $734,000 increase in banking fees and service charges and a $205,000 increase in net gain on sale of loans held-for-sale, offset by a decrease in other income of $140,000. The increase in banking fees and service charges was primarily the result of increased loan syndication and other related loan fees earned of approximately $785,000, partially offset by a reduction in deposit related fees of approximately $51,000. The increase in the net gain on sale of loans reflects the increased dollar amount of loans sold. The decrease in other income was primarily due to reduced rental income from an office building of approximately $102,000, a reduction in depositor related fees of approximately $34,000 which include ATM fees, debit card fees and safe deposit rental income and a reduction in miscellaneous income of approximately $36,000, offset in part by an increase in the cash surrender value of the bank owned life insurance policies of $32,000.

          Non-interest Expense. Non-interest expense increased by $4.8 million, or 51.9%, to $14.1 million in fiscal year 2007 compared to $9.3 million in fiscal year 2006. The largest component of the increase was in compensation and fringe benefits. Compensation and fringe benefits increased $4.3 million, or 69.8%, to $10.5 million for fiscal year 2007 from $6.2 million in fiscal year 2006. This increase was primarily due to the stock-based incentive plan expense of $4.1 million, increases in compensation of $291,000, which included general salary increases for officers and employees and hiring of staff, health care expenses of $85,000, ESOP expense of $27,000 and other miscellaneous employee expenses of $40,000, offset in part by reductions in SERP expense of $232,000 and pension expense of $38,000. In addition, other miscellaneous expenses increased approximately $403,000 which is comprised of advertising and public relations, insurance and other expense, professional fees increased $132,000, offset in part by decreases in occupancy and equipment expense of $13,000 and data processing fees of $2,000.

          Income Taxes. Income tax expense decreased $584,000, or 21.1%, to $2.2 million for fiscal year 2007, from $2.8 million for fiscal year 2006. This decrease was primarily due to decreased income before taxes. The effective tax rate decreased to 36.2% in fiscal 2007, as compared 37.8% in fiscal year 2006.

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

          Net Loans. Net loans, before allowance for loan losses, including deferred fees loans held-for-sale, increased $83.2 million, or 40.5%, to $288.4 million at September 30, 2006 from $205.2 million at September 30, 2005. Loan growth occurred in all product categories, including increases in one- to four-family ($2.1 million), multi-family residential ($26.4 million), commercial real estate ($21.0 million), construction ($10.8 million), land ($23.1 million) and consumer and other loans ($153,000). Loans held-for-sale increased to $92.2 million at September 30, 2006, from $8.6 million September 30, 2005.

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

          Stockholders’ Equity. Stockholders’ equity increased by $4.8 million, or 6.3%, to $80.0 million at September 30, 2006, from $75.2 million at September 30, 2005. This increase is primarily the result of net income for the fiscal year ended September 30, 2006.

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

          Net Interest Income Before Provision for Loan Losses. Net interest income increased by $2.3 million, or 18.3%, to $14.7 million for fiscal year 2006 from $12.4 million for fiscal year 2005. This increase was primarily due to a $35.0 million, or 11.2%, increase in total average interest-earning assets to $348.8 million in fiscal year 2006 from $313.8 million in fiscal year 2005, offset in part by increased average interest-bearing liabilities of $17.6 million, or 7.2%, to $262.3 million in fiscal year 2006 from $244.8 million in fiscal year 2005. The Bank’s interest rate spread was 3.52% for the fiscal years 2006 and 2005.

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

          Provision for Loan Losses. Our provision for loan losses increased $34,000, or 8.5%, to $436,000 for fiscal year 2006 compared to $402,000 for fiscal year 2005. The increase reflects our emphasis on and increasing volume of multi-family, commercial real estate, construction and land lending, as well as the performance of the loan portfolio. During the fiscal year ended September 30, 2005, a $167,000 specific loss allowance was established for a multi-family loan classified as non-performing and in non-accrual status. Our non-performing loans in non-accrual status totaled $299,000 and $3.5 million at September 30, 2006 and September 30, 2005, respectively. The allowance for loan losses at September 30, 2006 represented 0.61% of total loans, compared to 0.64% of total loans at September 30, 2005. See “Business—Non-Performing Loans and Problem Assets” for a discussion relating to non-performing loans and problem assets.

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

          The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of September 30, 2007. All average balances are daily average balances at and for the years ended September 30, 2007, 2006 and 2005, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

			Years Ended September 30,
	At September 30,
	2007		2007			2006			2005

	Outstanding Balance	Yield/Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$286,426	7.47%	$288,410	$23,506	8.15%	$227,329	$17,275	7.60%	$178,026	$12,931	7.26%
Investment securities and other interest-earning assets	85,319	4.53	96,180	4,230	4.40	121,496	4,760	3.92	135,789	4,392	3.23

Total interest-earning assets	371,745	6.80	384,590	27,736	7.21	348,825	22,035	6.32	313,815	17,323	5.52
Non interest-earning assets	18,689		17,860			14,958			12,453

Total assets	$390,434		$402,450			$363,783			$326,268

Interest-bearing liabilities:
Savings accounts	$60,394	1.00	$64,893	650	1.00	$80,816	809	1.00	$91,094	851	0.93
Money market/NOW accounts	47,913	3.27	38,697	968	2.50	26,481	293	1.11	28,149	214	0.76
Certificates of deposit	162,848	4.78	159,865	7,539	4.72	141,224	5,582	3.95	116,160	3,554	3.06

Total interest-bearing deposits	271,155	3.67	263,455	9,157	3.48	248,521	6,684	2.69	235,403	4,619	1.96
FHLB advances	9,271	4.83	29,236	1,546	5.29	13,815	654	4.73	9,369	277	2.96

Total interest-bearing liabilities	280,426	3.71	292,691	10,703	3.66	262,336	7,338	2.80	244,772	4,896	2.00
Non interest-bearing liabilities	24,749		26,279			24,276			28,154

Total liabilities	305,175		318,970			286,612			272,926
Retained earnings	85,259		83,480			77,171			53,342

Total liabilities and retained earnings	$390,434		$402,450			$363,783			$326,268

Net interest income				$17,033			$14,697			$12,427

Interest rate spread		3.09%			3.55%			3.52%			3.52%
Net interest-earning assets	$91,319		$91,899			$86,489			$69,043

Net interest margin					4.43%			4.21%			3.96%
Interest-earning assets to interest-bearing liabilities		132.56%			131.40%			132.97%			128.21%

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

	Years Ended September 30, 2007 vs. 2006			Years Ended September 30, 2006 vs. 2005

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(In thousands)

Interest-earning assets:
Loans receivable	$4,978	$1,253	$6,231	$3,747	$597	$4,344
Investment securities and other interest-earning assets	(1,113)	583	(530)	(560)	928	368

Total interest-earning assets	3,865	1,836	5,701	3,187	1,525	4,712

Interest-bearing liabilities:
Savings accounts	(159)	—	(159)	(103)	61	(42)
Money market/NOW accounts	306	369	675	(18)	97	79
Certificates of deposit	879	1,078	1,957	991	1,037	2,028

Total interest-bearing deposits	1,026	1,447	2,473	870	1,195	2,065

FHLB advances	815	77	892	210	167	377

Total interest-bearing liabilities	1,841	1,524	3,365	1,080	1,362	2,442

Net change in net interest income	$2,024	$312	$2,336	$2,107	$163	$2,270

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

          A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2007, $5.4 million of our assets were invested in cash and due from banks. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets our operational and financial needs. In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $4.0 million at September 30, 2007. As of September 30, 2007, we had $9.3 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $77.4 million.

          At September 30, 2007, we had $86.7 million in loan commitments outstanding, which included $20.2 million in undisbursed construction loans, $7.2 million in one- to four-family loans, $9.8 million in commercial real estate lines of credit, $995,000 in unused home equity lines of credit, and $48.5 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of September 30, 2007 totaled $119.1 million, or 73.1% of certificates of deposit. The large percentage of certificates of deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          As reported in the consolidated statements of cash flows, our cash flows are classified by source for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by (used in) operating activities was $26.7 million, $(75.4) million, and $(3.5) million for the years ended September 30, 2007, 2006, and 2005, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods, the most significant of which are originations and sales of loans held-for-sale. The net effect of such originations and sales was a cash outflow of $10.6 million, a cash outflow of $81.6 million and a cash outflow of $8.6 million in fiscal years 2007, 2006, and 2005, respectively. Net cash provided by (used in) investing activities was $1.1 million, $10.4 million, and $(23.4) million in fiscal years 2007, 2006 and 2005, respectively, principally reflecting our loan and investment security activities in the respective periods. In fiscal 2007, the cash flows generated from financing activities were utilized primarily for loan originations. Investment securities net cash provided by, (purchases net of sales, principal repayments and maturities), amounted to $13.4 million, $12.3 million and $17.1 million in the years ended September 30, 2007, 2006 and 2005, respectively. Net repayments on FHLB overnight and term advances of $40.1 million and purchase of treasury shares of $2.5 million comprised most of our financing activities which resulted in net cash used of $26.6 million, net proceeds of $41.3 million from FHLB advances and net deposit inflow of $19.4 million comprised most of our financing activities which resulted in net cash provided of $60.7 million in fiscal year 2006 and net proceeds of $37.9 million from our common stock issuance resulted in net cash provided of $27.4 million in fiscal 2005. The net effect of our operating, investing and financing activities was to decrease our cash and cash equivalents from $7.9 million at the beginning of fiscal year 2005 to $5.4 million at the end of fiscal year 2007.

          The following table presents our contractual obligations as of September 30, 2007.

		Payments due by period

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More than 5 years

	(In thousands)

Borrowings	$9,271	$7,332	$1,439	$500	$—
Certificates of deposit	162,848	119,093	33,052	10,703	—
Operating lease obligations (1)	4,070	481	1,059	1,043	1,487

Total	$176,189	$126,906	$35,550	$12,246	$1,487

(1)	Payments are for lease of real property.

          In addition, as part of the reorganization and stock offering, the employee stock ownership plan trust borrowed funds from the Company to purchase a number of shares equal to 8% of the common stock issued in the stock offering.

          Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transaction involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 13 of the notes to the consolidated financial statements.

          For fiscal year 2007, we did not engage in any off-balance-sheet transactions other than loan origination and loan sale commitments in the normal course of our lending activities.

Impact of Inflation and Changing Prices

          The consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

          Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not receive a NPV calculation for an interest rate decrease of greater than 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

          The table below sets forth, as of September 30, 2007, the latest date for which the Office of Thrift Supervision has provided the Bank an interest rate sensitivity report of its net portfolio value and the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

					NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV
Change in Interest Rates (basis points) (1)						Increase (Decrease) (basis points)
	Estimated NPV (2)				NPV Ratio (4)
		Amount	Percent

(Dollars in thousands)

+300	$57,154	$(11,491)	(17	) %	15.22%	(242)
+200	61,082	(7,563)	(11	) %	16.08%	(157)
+100	65,040	(3,605)	(5	) %	16.91%	(74)
0	68,645	—	—		17.65%	—
(100)	90,948	2,303	3%		18.09%	44
(200)	71,679	3,034	4%		18.18%	53

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

          The table above indicates that at September 30, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 11% decrease in net portfolio value. Our interest rate risk management policy in the low interest rate environment that has existed in recent years has emphasized maintaining a significant percentage of our assets in cash and cash equivalents, shorter-term securities and mortgage-related securities that provide significant cash flows. The effect of this policy has been to reduce our level of net interest income. We have been willing to accept reduced levels of income in low interest rate environments in order to be better positioned to reinvest our assets in longer-term, higher yielding investments as interest rates rise.

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

Item 8.          Financial Statements and Supplementary Data

          The following are included in this item:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Financial Statements:

1.	Consolidated Statements of Financial Condition as of September 30, 2007 and 2006.

2.	Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005.

3.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005.

4.	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005.

5.	Notes to Consolidated Financial Statements.

          The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

All schedules are omitted because the required information is not applicable or is included in the consolidated financial statements and related notes.

[BEARD MILLER COMPANY LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brooklyn Federal Bancorp, Inc.
Brooklyn, NY

          We have audited the accompanying consolidated statements of financial condition of Brooklyn Federal Bancorp, Inc. and Subsidiary (collectively, the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, changes in stockholders’ equity and cash flows of Brooklyn Federal Bancorp, Inc. and Subsidiary for the year ended September 30, 2005 were audited by other auditors whose report, dated December 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

          In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Federal Bancorp, Inc. and Subsidiary as of September 30, 2007 and 2006 and the results of their operations and cash flows for each of the years in the two year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP Pine Brook, New Jersey December 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Brooklyn Federal Bancorp, Inc.:

          We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of Brooklyn Federal Bancorp, Inc. and Subsidiary (the “Company”) for the year ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brooklyn Federal Bancorp, Inc. and Subsidiary for the year ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
December 22, 2005

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2007 and 2006
(In thousands, except per share amounts and share data)

	2007	2006

Assets
Cash and due from banks (including interest-earning balances of $2,442 and $2,254, respectively)	$5,398	$4,078
Certificates of deposit	3,890	7,160
Securities available-for-sale	4,601	4,389
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $72,030 and $84,792, respectively)	73,352	86,967
Other (estimated fair value of $2 and $5, respectively)	2	5
Loans held-for-sale	59,153	92,243
Loans receivable	227,273	196,112
Less: Allowance for loan losses	1,806	1,757

Loans receivable, net	225,467	194,355
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,032	2,778
Accrued interest receivable	2,305	1,992
Premises and equipment, net	1,019	1,245
Bank-owned life insurance	8,961	8,604
Prepaid expenses and other assets	5,254	4,229

Total assets	$390,434	$408,045

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,000	$18,908
Interest-bearing deposits	108,307	99,734
Certificates of deposit	162,848	152,361

Total deposits	287,155	271,003
Borrowings:
Short-term FHLB advances	7,332	41,936
Long-term FHLB advances	1,939	7,471
Advance payments by borrowers for taxes and insurance	2,441	2,139
Accrued expenses and other liabilities	6,308	5,533

Total liabilities	305,175	328,082

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 and 13,225,000 issued and 13,311,483 and 13,225,000 outstanding, respectively	135	132
Additional paid-in capital	42,758	37,799
Retained earnings-substantially restricted	48,379	44,946
Treasury shares, at cost	(2,468)	—
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,711)	(2,870)
Unallocated shares of the stock-based incentive plan	(774)	—
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of income tax benefit	(60)	(44)

Total stockholders’ equity	85,259	79,963

Total liabilities and stockholders’ equity	$390,434	$408,045

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended September 30, 2007, 2006 and 2005
(In thousands, except per share amounts and share data)

	2007	2006	2005

Interest income:
First mortgage and other loans	$23,506	$17,275	$12,931
Mortgage-backed securities	3,441	3,648	3,535
Other securities and interest-earning assets	789	1,112	857

Total interest income	27,736	22,035	17,323

Interest expense:
Deposits	9,157	6,684	4,619
Borrowings	1,546	654	277

Total interest expense	10,703	7,338	4,896

Net interest income before provision for loan losses	17,033	14,697	12,427
Provision for loan losses	49	436	402

Net interest income after provision for loan losses	16,984	14,261	12,025

Non-interest income:
Banking fees and service charges	2,267	1,533	1,469
Net gain on sale of loans held-for-sale	253	48	16
Other	615	755	655

Total non-interest income	3,135	2,336	2,140

Non-interest expense:
Compensation and fringe benefits	10,454	6,157	5,289
Occupancy and equipment	1,097	1,110	945
Professional fees	552	420	409
Data processing fees	640	642	611
Other	1,348	945	960

Total non-interest expense	14,091	9,274	8,214

Income before provision for income taxes	6,028	7,323	5,951
Provision for income taxes	2,181	2,765	2,171

Net income	$3,847	$4,558	$3,780

Earnings per common share:
Basic	$0.30	$0.35	$0.15	*
Diluted	$0.29	$0.35	$0.15	*

Average common shares outstanding:
Basic	13,024,780	12,929,389	12,913,342
Diluted	13,124,971	12,929,389	12,913,342

*	Earnings per common share from date of initial stock offering (April 5, 2005).

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2007, 2006 and 2005
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2004	$—	$—	$36,608	$—	$—	$—	$(15)	$36,593

Comprehensive income:
Net income	—	—	3,780	—	—	—	—	3,780
Net unrealized loss on securities available for sale, net of income tax benefit	—	—	—	—	—	—	(31)	(31)

Comprehensive income								3,749

Sale of 3,967,500 shares of common stock in the initial public offering and issuance of 9,257,500 shares to the mutual holding company	132	37,762	—	—	—	—	—	37,894
Purchase of common stock by the ESOP	—	—	—	—	(3,174)	—	—	(3,174)
Allocation of ESOP stock	—	11	—	—	136	—	—	147

Balance September 30, 2005	132	37,773	40,388	—	(3,038)	—	(46)	75,209

Comprehensive income:
Net income	—	—	4,558	—	—	—	—	4,558
Net unrealized loss on securities available for sale, net of income tax benefit	—	—	—	—	—	—	2	2

Comprehensive income								4,560

Allocation of ESOP stock	—	26	—	—	168	—	—	194

Balance September 30, 2006	132	37,799	44,946	—	(2,870)	—	(44)	79,963

Net income	—	—	3,847	—	—	—	—	3,847
Net unrealized loss on securities available for sale, net of income tax benefit	—	—	—	—	—	—	(16)	(16)

Comprehensive income								3,831

Treasury stock purchased (172,727 shares)	—	—	—	(2,468)	—	—	—	(2,468)
Allocation of ESOP stock	—	63	—	—	159	—	—	222
Stock-based incentive plan expense (259,210 shares)	3	4,896	—	—	—	(774)	—	4,125
Dividends paid on common stock, $0.10 per share	—	—	(414)	—	—	—	—	(414)

Balance September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended September 30, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flow from operating activities:
Net income	$3,847	$4,558	$3,780

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
ESOP expense	222	194	147
Stock-based incentive plan expense	4,125	—	—
Depreciation and amortization	294	363	332
Provision for loan losses	49	436	402
Income from bank-owned life insurance	(342)	(310)	(169)
Decrease (increase) in deferred loan fees, net	(492)	378	95
Amortization of premiums, net of accretion of discounts	4	55	304
Accretion of discount on certificates of deposit	(3)	(3)	—
Originations of loans held-for-sale	(80,958)	(87,711)	(11,382)
Proceeds from sale of loans held-for-sale	70,334	6,099	2,795
Repayments of loans held-for-sale	30,460	313	—
Net gain on sales of loans held-for-sale	(253)	(48)	(16)
Increase in accrued interest receivable	(313)	(522)	(194)
Deferred income tax benefit	(743)	(411)	(436)
(Increase) decrease in prepaid expenses and other assets	(271)	(535)	104
Increase in accrued expenses and other liabilities	775	1,743	722

Net cash provided by (used in) operating activities	26,735	(75,401)	(3,516)

Cash flows from investing activities:
Loan originations in excess of repayments (loan repayments in excess of originations)	(17,162)	1,145	(39,624)
Proceeds from sale of loan participation interests	—	—	8,779
Purchases of loans receivable	—	(3,343)	(1,889)
Principal repayments on mortgage-backed securities held-to-maturity	19,561	27,595	31,909
Purchases of mortgage-backed securities held-to-maturity	(5,950)	(18,655)	(15,006)
Maturities and principal pay downs of other securities held-to-maturity	3	3,607	315
Purchases of securities available-for-sale	(239)	(199)	(117)
Purchases of time deposits and certificates	—	(3,579)	(2,991)
Maturities of time deposits and certificates	3,273	5,690	594
Redemptions (purchases) of FHLB stock	1,746	(1,776)	94
Purchases of bank-owned life insurance	(15)	(14)	(5,088)
Purchases of premises and equipment	(68)	(66)	(374)

Net cash provided by (used in) investing activities	1,149	10,405	(23,398)

Cash flows from financing activities:
Increase (decrease) in deposits	16,152	19,369	(4,916)
Net increase (decrease) in overnight FHLB advances	(33,500)	35,300	(3,631)
Proceeds from FHLB term advances	30,000	9,000	5,207
Repayments of FHLB term advances	(36,636)	(3,000)	(3,700)
Increase (decrease) in advance payments by borrowers for taxes and insurance	302	21	(286)
Purchase of treasury shares	(2,468)	—	—
Payment of cash dividends	(414)	—	—
Net proceeds from common stock issuance	—	—	37,894
Loan to ESOP for purchase of common stock	—	—	(3,174)

Net cash (used in) provided by financing activities	(26,564)	60,690	27,394

Net increase (decrease) in cash and cash equivalents	1,320	(4,306)	480
Cash and cash equivalents at beginning of year	4,078	8,384	7,904

Cash and cash equivalents at end of year	$5,398	$4,078	$8,384

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,726	$7,316	$4,896
Taxes	4,351	2,221	2,845
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	$2,790	$3,451	$—
Mortgage loans held-for-sale transferred to held-to-maturity	16,297	1,158	—

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(1)	Reorganization and Stock Offering

On April 5, 2005, Brooklyn Federal Savings Bank (the “Bank”) completed its reorganization into a mutual holding company structure (the “Reorganization”). As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the “Conversion”). The Bank became the wholly-owned subsidiary of Brooklyn Federal Bancorp, Inc., a federal corporation (the “Company”), which became the majority-owned subsidiary of Brooklyn Bancorp, MHC (the “Mutual Holding Company”). The Company issued a total of 13,225,000 common shares on April 5, 2005, consisting of 3,967,500 shares (30%) sold to the public (the “Offering”) and 9,257,500 shares (70%) issued to the Mutual Holding Company. The gross proceeds from the offering were approximately $39.7 million, less offering costs of approximately $1.8 million.

(2)	Nature of Business and Summary of Significant Accounting Policies

The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area (Brooklyn, Nassau and Suffolk, New York) and investing those funds principally in mortgage loans secured by one-to-four family residences, multi-family properties and commercial properties, and in mortgage-backed securities. Substantially all of the Bank’s loans are collateralized or dependent on real estate.

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s and the Company’s primary regulator is the Office of Thrift Supervision (“OTS”).

(a) Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The Bank’s wholly-owned subsidiaries are Thrift Investors Service Corporation (“TISCO”), 3D Holding Corp., Inc., and BFS REIT, Inc. (“BFS REIT”), a real estate investment trust formed to hold mortgage-related assets. TISCO’s wholly owned subsidiary, BFS Agency, provides insurance services to the customers of the Bank. 3D Holding Corp., Inc., was formed to hold title to certain properties acquired by the Bank through foreclosure. All significant inter-company balances and transactions are eliminated in consolidation.

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
September 30, 2007, 2006 and 2005

(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, federal funds sold and term deposits with the Federal Home Loan Bank with original maturities of less than 90 days.

(c)	Securities

The Company reports debt and equity securities in one of the following categories: (i) “held-to-maturity” (management has positive intent and ability to hold debt securities to maturity) which are reported at amortized cost adjusted for the amortization of premiums and accretion of discounts; (ii) “trading” (held for current resale) which are reported at fair value, with unrealized gains and losses included in earnings; or (iii) “available-for-sale” (all other debt and equity securities) which are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company classifies its securities in one of these categories based upon determinations made at the time of purchase.

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

As a member of the Federal Home Loan Bank (“FHLB”) of New York, the Bank is required by law to hold a certain amount of FHLB stock. The stock is a nonmarketable equity security and, accordingly, is recorded at cost.

(e)	Loan Sales and Syndications

The Company sells whole loans (principally commercial mortgage and residential mortgage loans) and loan participation interests (principally portions of multi-family, commercial mortgage and construction loans). Sales are generally made on a servicing-retained basis, except for certain sales of whole commercial mortgage loans for which servicing is released to the purchaser. These transactions are accounted for as sales based on application of the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These criteria provide that the Company, as transferor, must surrender control over the transferred assets (i.e., the loans sold) in order to record a sale. The criteria specify that (i) the transferred assets have been isolated from the transferor (put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership); (ii) each transferee has the right to pledge or exchange the assets it received; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase the assets or an ability to unilaterally cause the holder to return specific assets. For sales of loan participation interests, SFAS No. 140 specifies that the criteria are met if the purchaser has the right to pledge or exchange its participation interests after obtaining the Company’s permission to do so (which permission shall not be unreasonably withheld). All of the Company’s whole loan and loan participation transactions have met the required criteria and, accordingly, have been accounted for as sales. The principal effects of sales accounting are the derecognition of the whole loans and loan participation interests sold, and the recognition of a gain or loss on sale.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). The cost basis of the loan sold is allocated, based on relative fair values, between the loan sold and the servicing right retained which is included in other assets. All but a minor portion of the Company’s loan sales have been made on a non-recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loans. Servicing assets and recourse liabilities on loan sales through September 30, 2007 have had an immaterial effect on the Company’s financial position and results of operations. Loan servicing income is reported in non-interest income.

The Company also engages in loan syndication transactions, which are not transfers of financial assets under SFAS No. 140. A syndication of a loan is distinguished from a loan participation in that, in a syndication, the other lenders are identified prior to loan closing and are committed to fund a portion of the total loan at closing. In a loan participation, however, the other participants purchase a portion of the total loan from the lead lender after the lead lender has closed and funded the entire loan. As the enterprise managing loan syndications, the Company receives loan syndication fees from the borrower and accounts for such fees in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Accordingly, syndication fees are recognized in income when the syndication is complete if the yield on the portion of the loan retained by the Company is at least equal to the average yield earned by the other lenders in the syndication. The Company does not assume any recourse obligations on its loan syndications, as each lender’s credit risk is based on its own portion of the loan.

(f)	Loans Held-for-Sale and Related Commitments

Loans held-for-sale represent commercial and other mortgage loans originated for sale. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Commitments to originate loans that will be held-for-sale and forward commitments to sell such loans are derivative instruments which are required to be recognized as assets or liabilities at fair value. Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the financial statements. The fair values of these commitments have had an immaterial effect on the Company’s financial position and results of operations.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

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

Factors considered in management’s periodic evaluation of the adequacy of the allowance for loan losses include the Company’s historical loss experience, current economic conditions, delinquency statistics, geographic concentrations, the financial strength of the borrower, the estimated value of underlying collateral and the results of internal and external loan reviews. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The Company considers a loan to be impaired when, based upon current information and events, it is probable that it will be unable to collect all principal and interest contractually due. The Company applies these criteria primarily to its commercial, multi-family and construction loans on at least a quarterly basis. Impairment is measured as the excess of the loan balance over (i) the present value of the loan’s expected future cash flows (including principal and interest) discounted at the loan’s effective interest rate or (ii) the fair value of the underlying collateral if the loan is collateral dependent. These impairments are specific allocations within the allowance for loan losses. Impairment criteria generally do not apply to those smaller-balance homogeneous loans that are collectively evaluated for impairment, such as the Company’s one-to-four family mortgage loans. These collective evaluations result in general allocations within the allowance for loan losses that are determined by applying loss factors to the loan balances in the various portfolio categories. These loss factors are determined by management in consideration of the degree of credit risk involved in each portfolio category, historical loss experience, current economic conditions, delinquency statistics and geographic concentrations.

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

(j)	Bank-Owned and Split-Dollar Life Insurance

The Bank owns life insurance policies on the lives of certain of its officers. The cash surrender value of the policies is recorded as an asset and the change in that value is recorded as non-interest income. Death benefit proceeds received in excess of a policy’s cash surrender value are recognized in income upon receipt. Cash surrender values totaling $8,961,000 and $8,604,000 are reflected in the consolidated statements of financial condition as of September 30, 2007 and 2006, respectively. There are no policy loans offset against the cash surrender values or restrictions on the use of the proceeds.

The Bank has also entered into agreements with certain of its officers with respect to split-dollar life insurance policies owned by the officer. The Bank pays the policy premiums and holds an assignment of policy proceeds payable at death sufficient to repay all premiums. The amount by which any death benefits exceeds a policy’s cash surrender value will be paid to the beneficiary or beneficiaries designated by the Bank officer. Aggregate premiums paid by the Bank of $1,277,000 and $1,241,000 are included in other assets in the consolidated statements of financial condition as of September 30, 2007 and 2006, respectively.

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
September 30, 2007, 2006 and 2005

(l)	Comprehensive Income

Comprehensive income consists of net income and the change in net unrealized appreciation or depreciation in the fair value of securities available-for-sale, net of taxes.

(m)	Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized for the ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value at that time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders’ equity.

(n)	Stock Compensation Plans

The Company adopted SFAS No. 123(R) upon approval of the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan on April 11, 2006.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Accounting Standard (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based payment.” This statement revised the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Company will be required to measure the cost of employee services received in exchange for any award of equity instruments made after June 30, 2006, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). On January 16, 2007 the Board of Directors granted 552,500 options of the 648,025 options available and granted 221,000 shares of restricted stock of the 259,210 available shares of restricted stock, in accordance with the terms of the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan, which was approved by the Company’s shareholders at the April 11, 2006 annual meeting of stockholders. During the quarter ending March 31, 2007, 10,050 of granted options and 4,000 shares of granted restricted stock were forfeited due to a resignation. The Company expensed, during the quarter ending March 31, 2007, the entire fair value of 365,000 options and 146,000 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of options and shares of restricted stock upon termination of service following retirement age (as defined in the plan). During the quarter ending June 30, 2007 the Company granted the remainder of 42,210 shares of restricted stock. The Company also expensed, during the quarter ending June 30, 2007, the entire fair value of 36,008 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of restricted stock upon termination of service following retirement age (as defined in the plan). During the quarter ending September 30, 2007, the Company granted the remaining 105,575 options and the Company expensed the entire fair value of 21,600 options due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of options upon terminations of service following retirement age (as defined in the plan). In September 2007, 27,500 granted options and 11,096 shares of restricted stock were forfeited due to a resignation. The 11,096 shares of restricted stock were granted and the Company expensed the entire fair value of the 11,096 shares of restricted stock due to the provision in the 2006 Stock-Based Incentive Plan that accelerates the vesting of restricted stock upon termination of service following retirement age (as defined in the plan). The 27,500 options are still available to be granted in the future.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(o)	Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the year ended September 30, 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of 40,575 and 59,616, respectively. The calculation of diluted EPS for the year ended September 30, 2006, did not include any incremental shares related to outstanding stock options and unvested restricted stock awards because there were no grants of options or restricted stock awards during that period. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

(p)	Segment Information

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(3)	Securities

Investments in securities available-for-sale and held-to-maturity at September 30, 2007 and 2006 are summarized as follows:

	2007

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

	(In thousands)
Securities available-for-sale:
Mutual fund shares	$4,704	$—	$(103)	$4,601

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$40,323	$81	$(1,330)	$39,074
Government agency	173	9	(7)	175
Private issuers	32,856	77	(152)	32,781
Other debt obligations	2	—	—	2

Total securities held-to-maturity	$73,354	$167	$(1,489)	$72,032

	2006

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

	(In thousands)
Securities available-for-sale:
Mutual fund shares	$4,464	$—	$(75)	$4,389

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$55,133	$45	$(2,081)	$53,097
Government agency	199	9	(9)	199
Private issuers	31,635	100	(239)	31,496
Other debt obligations	5	—	—	5

Total securities held-to-maturity	$86,972	$154	$(2,329)	$84,797

All of the Company’s mortgage-backed securities were acquired by purchase (none resulted from retained interests in loans sold or securitized by the Company). Mortgage-backed securities issued by government-sponsored enterprises at September 30, 2007 consist of (i) Freddie Mac securities with an amortized cost of $26,119,000 (compared to $35,989,000 at September 30, 2006) and an estimated fair value of $25,198,000 (compared to $34,562,000 at September 30, 2006) and (ii) Fannie Mae securities with an amortized cost of $14,204,000 (compared to $19,144,000 at September 30, 2006) and an estimated fair value of $13,876,000 (compared to $18,535,000 at September 30, 2006). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at September 30, 2007. Government agency mortgage-backed securities represent securities issued by Ginnie Mae.

There were no proceeds from sales of securities available-for-sale the years ended September 30, 2007, 2006 and 2005, from the sale of mutual fund shares.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

At September 30, 2007, the Bank pledged securities of $35.5 million in amortized cost, with an estimated fair value of $34.5 million, as collateral for advances from the Federal Home Loan Bank of New York (“FHLB-NY”).

There were no sales of securities held-to-maturity during the years ended September 30, 2007, 2006, and 2005.

The following is a summary of the amortized cost and estimated fair values of securities held-to-maturity at September 30, 2007, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated prepayments.

	Amortized cost	Estimated fair value

	(In thousands)
Other debt obligations:
Less than one year	$—	$—
Over one to five years	2	2
Mortgage-backed securities:
Government-sponsored enterprises	40,323	39,074
Government agency	173	175
Private issuers	32,856	32,781

Total securities held-to-maturity	$73,354	$72,032

The following tables summarize those securities available-for-sale and held-to-maturity at September 30, 2007 and 2006 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of September 30, 2007

	Less than 12 months		12 months or more		Total

	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

	(In thousands)
Securities available-for-sale:
Mutual fund shares	$—	$—	$4,601	$(103)	$4,601	$(103)

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$36,036	$(1,330)	$36,036	$(1,330)
Government agency	—	—	109	(7)	109	(7)
Private issuers	9,541	(53)	7,600	(99)	17,141	(152)

Total temporarily impaired securities held-to-maturity	$9,541	$(53)	$43,745	$(1,436)	$53,286	$(1,489)

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	As of September 30, 2006

	Less than 12 months		12 months or more		Total

	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

	(In thousands)
Securities available-for-sale:
Mutual fund shares	$—	$—	$4,389	$(75)	$4,389	$(75)

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$16	$(1)	$52,004	$(2,080)	$52,020	$(2,081)
Government agency	—	—	127	(9)	127	(9)
Private issuers	7,708	(84)	8,230	(155)	15,938	(239)

Total temporarily impaired securities held-to-maturity	$7,724	$(85)	$60,361	$(2,244)	$68,085	$(2,329)

The Bank invests primarily in mortgage-backed securities of U.S. government-sponsored enterprises and, to a lesser extent, U.S. Government agency securities and securities of private issuers. Substantially all of the unrealized losses at September 30, 2007 and 2006 relate to mortgage-backed securities and were caused by increases in market yields subsequent to purchase. There were no securities with unrealized losses that were individually significant at September 30, 2007 and 2006. At September 30, 2007, a total of 8 securities were in a continuous unrealized loss position for less than 12 months, and 57 securities for 12 months or longer (compared to 4 securities and 62 securities, respectively, at September 30, 2006). There were no debt securities past due or securities for which the Bank currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Bank has the ability and intent to hold its debt securities to maturity, thereby recovering the investments without realizing a loss. Based on these facts and circumstances, the Bank did not consider any securities to be other-than-temporarily impaired at September 30, 2007 and 2006.

(4)	Loans, Sales and Syndications

Gross loans held-for-sale at September 30, 2007 and 2006 are summarized as follows:

	2007	2006

	(In thousands)
Mortgage loans:
One- to four-family	$314	$720
Multi-family	14,238	27,278
Commercial	10,972	26,871
Construction	12,226	13,385
Land	21,601	24,463

Total	$59,351	$92,717

The following is a summary, by type of loan of the principal balances of whole loans and loan participation interests sold during the years ended September 30, 2007, 2006 and 2005.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	2007	2006	2005

	(In thousands)
Mortgage loans:
Multi-family	$13,692	$4,009	$1,252
Commercial	36,808	6,258	5,589
Construction	18,884	14,441	3,075
One- to four-family	697	2,977	1,385

Total	$70,081	$27,685	$11,301

The portion of loans retained by the Bank on sales of participation interests during the years ended September 30, 2007, 2006 and 2005 were $55,794,000, $24,178,000 and $11,569,000, respectively.

In loan participation transactions, the Bank originates the full loan amount and subsequently identifies participants that purchase participation interests from the Bank. This differs from loan syndication transactions where, prior to closing the loan, the Bank identifies other lenders who agree to fund a portion of the total loan at closing. The Bank records its share of the loan syndication as a loan receivable. The amounts funded by other lenders are not reflected as loan originations and sales in the Bank’s consolidated financial statements.

The following is a summary of loan syndication transactions completed during the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005

	(In thousands)

Total loan amounts	$123,450	$67,607	$55,246
Less portion funded by other lenders	82,513	27,256	30,239

Loans receivable recorded by the Bank	$40,937	$40,351	$25,007

The unpaid principal balances of whole loans and loan participation interests sold by the Bank and serviced for others at September 30, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005

	(In thousands)
Mortgage loans:
Multi-family	$16,252	$2,889	$2,152
Commercial	42,405	9,464	18,601
Construction	22,926	16,381	5,644
One- to four-family	5,912	5,989	5,241

Total	$87,495	$34,723	$31,638

In addition, the Bank serviced syndicated loan balances owned by other lenders totaling $108,201,000, $62,041,000 and $45,895,000 at September 30, 2007, 2006 and 2005, respectively. At September 30, 2007, 2006 and 2005, the Bank serviced one- to four-family loans involving limited recourse of $3,802,000, $4,236,000 and $4,039,000, respectively.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(5)	Loans Receivable, Net

The components of the loan portfolio, excluding loans held-for-sale at September 30, 2007 and 2006, are summarized as follows:

	2007	2006

	(In thousands)
Mortgage loans:
One- to four-family	$74,103	$56,722
Multi-family	42,192	46,255
Commercial	96,534	71,805
Construction	11,926	18,169
Land	1,793	2,924

	226,548	195,875

Consumer and other loans:
Personal loans	866	424
Loans secured by deposit accounts	104	127

	970	551

Total loans receivable	227,518	196,426

Deferred net loan origination fees	(245)	(314)
Allowance for loan losses	(1,806)	(1,757)

Total loans receivable, net	$225,467	$194,355

At September 30, 2007 the Bank pledged $28.1 million in mortgage loans as collateral for borrowings from the FHLB – NY.

At September 30, 2007 and 2006, loans receivable in non-accrual status were $652,000 and $2.8 million, respectively. Interest which would have been recorded on these loans had they been accruing was approximately $80,000 in fiscal 2007 and $132,000 in fiscal year 2006. The Company’s total recorded investment in impaired loans, as defined by SFAS No. 114, was $2.3 million and $2.1 million at September 30, 2007 and September 30, 2006, respectively. All of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2007 and 2006 due to the adequacy of collateral values. The Company’s average recorded investment in impaired loans was $3.5 million during the year ended September 30, 2007, $251,000 during the year ended September 30, 2006, and $393,000 during the year ended September 30, 2005.

The Company’s loan portfolio consists primarily of residential and commercial real estate mortgage loans secured by properties located in the Company’s primary market area of Kings, Nassau and Suffolk Counties of New York. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The principal balances of non-accrual loans were as follows:

	2007	2006

	(In thousands)

One- to four-family residential mortgage loans	$—	$154
Multi-family loans	41	814
Commercial real estate loans	—	1,759
Construction loans	611	84

Total non-accrual loans	$652	$2,811

Activity in the allowance for loan losses for each of the years in the three-year period ended September 30, 2007 is summarized below. There were no charge-offs or recoveries during these years, except for a $1,000 consumer loan charge-off in fiscal year 2005.

	2007	2006	2005

	(In thousands)

Balance, beginning of year	$1,757	$1,321	$920
Provision for loan losses, net of $1 charge-off in 2005	49	436	401

Balance, end of year	$1,806	$1,757	$1,321

(6)	Accrued Interest Receivable

Accrued interest receivable at September 30, 2007 and 2006 is summarized as follows:

	2007	2006

	(In thousands)

First mortgage and other loans	$1,982	$1,630
Mortgage-backed securities	32	38
Other securities and interest-earning assets	291	324

	$2,305	$1,992

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(7)	Deposits

Deposits at September 30, 2007 and 2006 are summarized as follows:

	2007			2006

	Amount	Percent	Weighted average stated interest rates	Amount	Percent	Weighted average stated interest rates

	(Dollars in thousands)
Demand accounts:
Variable rate money market deposit accounts	$37,304	12.99%	3.98%	$15,624	5.77%	2.81%
Negotiable order of withdrawal (NOW) accounts	10,609	3.70	0.75	11,374	4.20	0.75
Checking accounts	16,000	5.57	—	18,908	6.98	—

	63,913	22.26	2.45	45,906	16.95	1.14

Passbook savings accounts	60,394	21.03	1.00	72,736	26.84	1.00

Certificates of deposit:
1.00% to 1.99%	—	—		201	0.07
2.00% to 2.99%	—	—		1,908	0.70
3.00% to 3.99%	15,919	5.54		31,888	11.77
4.00% to 4.99%	89,106	31.03		83,854	30.94
5.00% to 5.99%	57,823	20.14		34,510	12.73

	162,848	56.71	4.78	152,361	56.21	4.50

	$287,155	100.00%	3.47%	$271,003	100.00%	2.99%

Scheduled maturities of certificates of deposit at September 30, 2007 and 2006 are summarized as follows:

	2007		2006

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Within one year	$119,093	73.13%	$110,019	72.21%
After one but within two years	22,471	13.80	17,800	11.68
After two but within three years	10,581	6.50	9,358	6.14
After three but within four years	4,918	3.02	10,155	6.67
After four years	5,785	3.55	5,029	3.30

	$162,848	100.00%	$152,361	100.00%

Interest expense on deposits for the years ended September 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005

	(In thousands)

Demand accounts	$968	$293	$214
Passbook savings accounts	650	809	851
Certificates of deposit	7,539	5,582	3,554

	$9,157	$6,684	$4,619

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $39,147,000 and $35,771,000 at September 30, 2007 and 2006, respectively. The FDIC generally insures deposit amounts up to $100,000, as defined in the applicable regulations.

(8)	Borrowings

The Bank’s borrowings at September 30, 2007 and 2006 consist of FHLB-NY advances with interest rates and maturity dates as summarized below. None of these advances are callable by the FHLB-NY prior to maturity.

	2007			2006

	Principal	Rate	Maturity	Principal	Rate	Maturity

	(Dollars in thousands)

	$1,800	5.24%	10/01/2007	$3,400	5.49%	10/02/2006
	300	3.46	10/01/2007	31,900	5.43	10/02/2006
	732	4.19	02/25/2008	300	3.10	10/02/2006
	1,250	5.19	02/28/2008	5,000	5.44	10/27/2006
	250	4.29	05/13/2008	500	4.95	02/26/2007
	1,250	5.45	05/27/2008	586	4.00	02/26/2007
	750	5.51	06/02/2008	250	4.15	05/14/2007
	500	3.56	09/26/2008
	300	3.79	09/30/2008
	200	4.71	09/30/2008

Short-term	7,332	4.90		41,936	5.39

	439	4.35	02/25/2009	300	3.46	10/01/2007
	200	4.61	08/31/2009	500	3.56	09/26/2008
	500	4.70	09/28/2009	300	3.79	09/30/2008
	300	4.65	08/30/2010	732	4.19	02/25/2008
	300	4.67	08/30/2011	1,250	5.19	02/28/2008
	200	4.71	08/30/2012	250	4.29	05/13/2008
				1,250	5.45	05/27/2008
				750	5.51	06/02/2008
				200	4.71	09/30/2008
				439	4.35	02/25/2009
				200	4.61	08/31/2009
				500	4.70	09/28/2009
				300	4.65	08/30/2010
				300	4.67	08/30/2011
				200	4.71	08/30/2012

Long-term	1,939	4.60		7,471	4.74

Total	$9,271	4.83%		$49,407	5.29%

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings of up to approximately $86.7 million and $86.2 million at September 30, 2007 and 2006, respectively, in a combination of term advances and overnight funds. The Bank’s unused FHLB-NY borrowing capacity was approximately $77.4 million and $36.7 million at September 30, 2007 and 2006, respectively.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Borrowings are secured by the Bank’s investment in FHLB-NY stock and by a security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $11.1 million as of September 30, 2007. The Bank satisfied its collateral requirement at September 30, 2007 and 2006.

At September 30, 2007 the Bank pledged $28.1 million of its mortgage portfolio and $35.5 million (amortized cost) of its securities portfolio having a fair market value of $34.6 million.

(9)	Federal, State, and Local Taxes

The Bank’s provision (benefit) for income taxes included in the consolidated statements of income for the years ended September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

	(In thousands)

Current tax expense:
Federal	$2,367	$2,543	$2,107
State and local	557	633	500

Total current tax expense	2,924	3,176	2,607

Deferred tax benefit:
Federal	(601)	(329)	(302)
State and local	(142)	(82)	(134)

Total deferred tax benefit	(743)	(411)	(436)

Total provision for income taxes	$2,181	$2,765	$2,171

The reconciliation of the Bank’s U.S. statutory rate to the Bank’s effective tax rate for the years ended September 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefits	4.5	5.0	4.1
Other	(2.3)	(1.2)	(1.6)

Effective tax rate	36.2%	37.8%	36.5%

Beginning with the fiscal year ended September 30, 2005, the Company filed a consolidated Federal income tax return on a September 30 fiscal year basis. The Company also filed New York State franchise tax and New York City financial corporation tax returns on a September 30 fiscal year basis. The Company’s annual state and city tax liability for each tax year is the greater of a tax based on entire net income, as defined, taxable assets or an alternative tax based on a specified formula. Further, the Company is subject to a metropolitan transportation business tax surcharge based upon New York State tax liability.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2007 and 2006 are as follows:

	2007	2006

	(In thousands)

Deferred tax assets:
Allowance for loan losses	$795	$773
Supplemental retirement plan	703	575
Stock-based incentive plan	625	—
Depreciation	150	150
Other	149	156

Total deferred tax assets	2,422	1,654

Deferred tax liabilities:
Deferred loan costs	(225)	(212)

Net deferred tax assets (included in other assets)	$2,197	$1,442

Management believes that it is more likely than not that the consolidated results of future operations of the Bank will generate sufficient taxable income to realize the deferred tax assets of the Bank. Therefore, a valuation allowance against the gross deferred tax assets was not considered necessary at September 30, 2007 and 2006.

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future.

The Bank’s base-year tax bad debt reserves totaled $1.6 million for Federal tax purposes and $2.6 million for State tax purposes at September 30, 2007 and 2006. Deferred tax liabilities have not been recognized with respect to these reserves, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of these reserves include failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. Federal base-year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. The unrecognized deferred tax liabilities with respect to the Bank’s base-year reserves totaled approximately $0.8 million at both September 30, 2007 and 2006.

(10)	Defined Contribution Plan and Supplemental Executive Retirement Plan

The Company has a non-contributory defined contribution plan which covers all employees with a minimum of two years of service who are at least twenty-one years of age. Contributions are made annually for each employee based upon a fixed percentage of compensation and were $157,000, $153,000 and $134,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The Company has also established a Supplemental Executive Retirement Plan, which is a non-qualified plan providing certain executives with supplemental retirement benefits. The periodic pension expense for the supplemental plan amounted to $291,000, $523,000 and $275,000 for the years ended September 30, 2007, 2006 and 2005, respectively. The accrued liability on the supplemental plan was $1.6 million and $1.3 million at September 30, 2007 and 2006, respectively, all of which is unfunded.

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

ESOP expense was $222,000, $195,000 and $147,000 for the years ended September 30, 2007, 2006 and 2005, respectively. Through September 30, 2007 a cumulative total of 14,548 shares have been committed to be released for allocation and 31,740 shares have been allocated. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity (271,112 shares with a cost of approximately $2,711,120 and fair value of approximately $3,727,800 at September 30, 2007).

(12)	Stock-Based Incentive Plan

The Company has a stock-based incentive plan that consists of: stock options and restricted stock awards. At the annual meeting held on April 11, 2006, stockholders of the Company approved the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan. The plan authorizes the award of up to 648,025 shares as stock options and 259,210 shares as restricted stock awards. On January 16, 2007, non-employee directors received in aggregate 137,500 options with an exercise price of $13.30 and 55,000 shares of restricted stock. On January 16, 2007, certain officers of the Company and Bank received in aggregate 415,000 options with an exercise price of $13.30 and 166,000 shares of restricted stock. During the quarter ended March 31, 2007 a resigned officer forfeited 10,050 options and 4,000 restricted stock shares. On June 19, 2007 the remaining 42,210 restricted stock shares were granted to non-employee directors of 9,802 shares, officers and employees of the Company and the Bank of 32,408 shares. On August 21, 2007, 24,506 stock options were granted to a non-employee director and 81,069 were granted to officers and employees of the Company and the Bank at an exercise price of $13.74. During the quarter ended September 30, 2007, 27,500 granted stock options and 11,096 granted restricted stock awards were forfeited due to the resignation of a non-employee director. On September 18, 2007 the 11,096 forfeited restricted stock awards were granted to non-employee directors. The Company adopted SFAS No. 123(R) upon approval of the Plan, and began to expense the fair value of all options over their vesting periods and began to expense the fair value of all restricted stock grants over the requisite vesting periods.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Employee options and non-employee director options generally vest over a seven-year service period, except in cases where retirement qualifications come into effect, which accelerates the vesting upon granting. Management estimated the fair values relating to all of the fiscal 2007 option grants using the Black-Sholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Management estimated the expected life of the options assuming that they must be less than the vesting period or seven years, and no greater than their contractual life, ten years, in conjunction with an evaluation of the grantees’ ages and lengths of service. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the vesting life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite vesting and service period of the awards. The weighted-average grant-date fair value of options granted during the year ended September 30, 2007 was $3.57.

Management used the following assumptions to estimate the fair values of options granted:

	Year Ended September 30, 2007

Weighted average risk-free interest rate	4.68%
Expected dividend yield	1.87%
Weighted average volatility factor of the expected market price of the Company’s common stock	21.90%
Weighted average expected life of the options	6.8	years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s stock-based incentive plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite vesting or service period of five years. The weighted-average grant-date fair value of restricted stock awards during the year ended September 30, 2007 was $13.68.

During the year ended September 30, 2007, the Company recorded a $4.1 million of stock-based incentive compensation expense, comprised of stock option expense of $1.3 million and $2.8 million of restricted stock expense.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

			(In thousands, except per share amounts)

Outstanding at September 30, 2006	—	$—	—	$—
Granted	658	13.37		$250
Exercised	—	$—		$—
Forfeited	(37)	$13.30		$(17)

Outstanding at September 30, 2007	621	$13.37	9.4 years	$236

Exercisable at September 30, 2007	387	$13.32	—	$166

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. As of September 30, 2007, the Company has 172,727 shares of treasury stock.

The following is a summary of the status of the Company’s unexercisable options as of September 30, 2007:

	Options	Weighted Average Grant Date Fair Value

	(In thousands, except per share amounts)

Unexercisable at September 30, 2006	—	$—
Granted	658	$3.57
Vested	(387)	$3.33
Forfeited	(37)	$3.77

Unexercisable at September 30, 2007	234	$3.57

As stated above in the table, there were 386,600 options vested during the year ended September 30, 2007. Expected future compensation expense relating to the 233,925 unexercisable options outstanding as of September 30, 2007 is approximately $945,600 over a weighted average period of 9.4 years. As of September 30, 2007, there were 27,500 shares remaining available for future option grants under the plan.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The following is a summary of the status of the Company’s restricted share awards as of September 30, 2007:

	Restricted Shares	Weighted Average Grant Date Fair Value

	(In thousands, except per share amounts)

Non-vested at September 30, 2006	—	$—
Granted	274	$13.68
Vested	(193)	$13.74
Forfeited	(15)	$13.30

Non-vested at June 30, 2007	66	$13.50

During the year ended September 30, 2007, the total fair value of restricted shares that vested during the year was $2.7 million. Expected future compensation expense relating to the 66,000 non-vested restricted shares at September 30, 2007 is $774,000 over a weighted average period of 4.4 years. As of September 30, 2007, there were no shares remaining available for future restricted stock grants under the plan.

(13)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I risk-based capital to risk-weighted assets, and of leverage and tangible capital to adjusted total assets. Management believes, as of September 30, 2007 and 2006, that the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

At September 30, 2007:
Total risk-based capital (to risk weighted assets)	$71,459	25.5%	$22,420	8.0%	$28,025	10.0%
Tier I risk-based capital (to risk weighted assets)	69,694	24.9	11,210	4.0	16,815	6.0
Tangible capital (to tangible assets)	69,694	18.0	5,820	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	69,694	18.0	11,640	3.0	19,401	5.0

At September 30, 2006:
Total risk-based capital (to risk weighted assets)	$64,648	21.9%	$23,576	8.0%	$29,240	10.0%
Tier I risk-based capital (to risk weighted assets)	62,931	21.4	11,788	4.0	17,682	6.0
Tangible capital (to tangible assets)	62,931	15.5	6,119	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	62,931	15.5	12,238	3.0	20,397	5.0

The following is a reconciliation of the Bank’s equity under generally accepted accounting principles and its regulatory capital amounts at September 30, 2007 and 2006:

	2007	2006

	(In thousands)

Equity under generally accepted accounting principles	$69,573	$62,931
Net unrealized loss on securities available for sale, net of income tax benefit	60	44
Minority interest in consolidated subsidiary	61	61

Tangible capital, Tier I (core) capital and Tier 1 risk-based capital	69,694	63,036
Allowance for loan losses includable in regulatory capital	1,765	1,612

Total risk-based capital	$71,459	$64,648

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

Dividends from the Company will depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company’s loan to the employee stock ownership plan. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions such as the Bank. The Company, however, will not be subject to OTS regulatory restrictions on the payment of dividends.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(14)	Commitments and Contingencies

In the ordinary course of the Bank’s business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings will not have a material effect on the Bank’s financial position, results of operations or liquidity position.

The principal commitments and contingent liabilities of the Bank are discussed below.

Lease Commitments

At September 30, 2007, the Bank was obligated under noncancelable operating leases on property used for banking purposes. These leases contain escalation clauses, which provide for minimum annual rental payments and payment of real estate taxes and other occupancy expense, that may be increased based upon increases in real estate taxes and in the other occupancy expenses. Rental expense was $369,000, $326,000 and $329,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

The projected minimum rental payments by fiscal year under the terms of the leases at September 30, 2007 are approximately as follows:

Year	Amount

(In thousands)
2008	$481
2009	524
2010	535
2011	547
2012	496
Thereafter	1,487

$4,070

Loan Commitments

At September 30, 2007 and 2006, outstanding commitments made by the Bank for commercial and residential mortgages, undisbursed construction loans, and home equity lines of credit approximated $86,747,000 and $76,130,000, respectively. The commitments at September 30, 2007 consisted of adjustable or variable rate commitments of $78,084,000 and fixed-rate commitments of $8,663,000. The fixed-rate commitments carried interest rates ranging from 5.125% to 7.75%. At September 30, 2007 there were $440,000 in commitments to sell whole loans.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

For commitments to originate loans, the Bank’s maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments represent exposure to credit risk only to the extent that they are subsequently drawn upon by customers. Some commitments have fixed expirations and, consequently, may not represent future cash requirements. The Bank uses the same credit policies and underwriting standards in making loan commitments as it does for on-balance-sheet instruments. For loan commitments, the Bank would generally be exposed to interest rate risk from the time a commitment is issued with a defined contractual interest rate. Since the Bank’s off-balance sheet financial instruments are limited to loan origination commitments that are short term in duration and present nominal credit risk, there was no accrual for credit losses on such instruments at September 30, 2007 and 2006.

(15)	Related Party Transactions

As of September 30, 2007 and 2006, the Bank had approximately $279,000 and $343,000, respectively, of mortgage loans to its officers and related parties, with interest rates varying from 5.00% to 6.50% at both dates. During the year ended September 30, 2007, related party loans repaid approximately $64,000 and there were no new loans or advances. All loans mature within 30 years.

(16)	Financial Instrument Fair Value Disclosures

Fair value disclosures are required for financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Bank’s consolidated statements of financial condition, as well as certain off-balance sheet items. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2007 and 2006:

	2007

	Carrying value	Estimated fair value

	(In thousands)
Financial assets:
Cash and due from banks	$5,398	$5,398
Certificates of deposit	3,890	3,912
Securities available-for-sale	4,601	4,601
Securities held-to-maturity	73,354	72,032
Loans held-for-sale	59,153	59,153
Loans receivable, net	225,467	226,544
FHLB stock	1,032	1,032
Accrued interest receivable	2,305	2,305

Financial liabilities:
Deposits	287,155	287,910
Borrowings	9,271	9,256
Accrued Interest Payable	55	55

	2006

	Carrying value	Estimated fair value

	(In thousands)
Financial assets:
Cash and due from banks	$4,078	$4,078
Certificates of deposit	7,160	7,133
Securities available-for-sale	4,389	4,389
Securities held-to-maturity	86,972	84,797
Loans held-for-sale	92,243	92,243
Loans receivable, net	194,355	196,066
FHLB stock	2,778	2,778
Accrued interest receivable	1,992	1,992

Financial liabilities:
Deposits	271,003	270,620
Borrowings	49,407	49,664
Accrued Interest Payable	78	78

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at September 30, 2007 and 2006:

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
September 30, 2007, 2006 and 2005

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

The fair values of non-performing mortgage loans and consumer loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

(f)	FHLB-NY Stock

The estimated fair value of the Bank’s investment in FHLB-NY stock is deemed to equal its carrying value which represents the price at which it may be redeemed.

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

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

These estimated fair values do not include the intangible value of core deposit relationships which comprise a significant portion of the Bank’s deposit base. Management believes that the Bank’s core deposit relationships provide a relatively stable, low cost funding source which has a substantial intangible value separate from the deposit balances.

	(i)	Borrowings

The fair values of borrowings are estimated using a discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

	(j)	Commitments

Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties. The estimated fair values of commitments outstanding as of September 30, 2007 and 2006 are not considered significant and are not included in the above table.

(17)	Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,

	2007	2006	2005

	(In thousands, except per share data)

Net income**	$3,847	$4,558	$1,916

Weighted average common shares outstanding for computation of basic EPS	13,024,780	12,929,389	12,913,342
Dilutive common-equivalent shares	100,191	—	—
Weighted average common shares for computation of diluted EPS	13,124,971	12,929,389	12,913,342

Earnings per common share:
Basic	$0.30	$0.35	$0.15

Diluted	$0.29	$0.35	$0.15

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

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

          Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released and unvested restricted stock awards. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

(18)	Recent Accounting Pronouncements

           In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in the accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

          In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

          In September 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

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

          In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. We are currently evaluating the impact of adopting FIN 48-1 on our financial statements.

(19)	Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition and related condensed statements of income and cash flows as of September 30, 2007, 2006 and 2005. The related 2005 condensed statements of financial condition, condensed statements of income and condensed statement of cash flows are for the period April 5, 2005 to September 30, 2005 for Brooklyn Federal Bancorp, Inc.:

	2007	2006

	(In thousands)
Condensed Statements of Financial Condition
Assets:
Cash	$10,237	$13,844
Loan receivable from ESOP	2,933	3,014
Investment in Brooklyn Federal Savings Bank	69,573	62,931
Other investments	100	100
Other assets	3,593	201

Total assets	$86,436	$80,090

Liabilities	$1,177	$127
Stockholders’ equity	85,259	79,963

Total liabilities and stockholders’ equity	$86,436	$80,090

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	2007	2006	2005

	(In thousands)
Condensed Statements of Income
Interest income	$251	$206	$91
Non-interest expense	4,832	531	364
Income tax benefit	(1,993)	(148)	(124)

Loss before equity in undistributed earnings of subsidiary	(2,588)	(177)	(149)
Equity in undistributed earnings of Brooklyn Federal Savings Bank	6,435	4,735	2,065

Net income	$3,847	$4,558	$1,916

	2007	2006	2005

	(In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income:	$3,847	$4,558	$1,916
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the Bank	(6,435)	(4,735)	(2,065)
Stock-based incentive plan	4,124	—	—
Increase in other assets	(3,392)	(104)	(97)
Increase (decrease) in other liabilities	1,050	(28)	155

Net cash used in operating activities	(806)	(309)	(91)

Cash flows from investing activities:
Purchase of other investments	—	—	(100)
Origination of ESOP loan	—	—	(3,174)
Repayment on ESOP loan	81	160	—

Net cash provided by (used in) investing activities	81	160	(3,274)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	—	37,894
Capital contribution to the Bank	—	—	(20,536)
Purchase of treasury stock	(2,468)	—	—
Payment of cash dividend	(414)	—	—

Net cash (used in) provided by financing activities	(2,882)	—	17,358

Net (decrease) increase in cash	(3,607)	(149)	13,993
Cash at beginning of period	13,844	13,993	—

Cash at end of period	$10,237	$13,844	$13,993

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

(20)        Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share amount)
Year ended September 30, 2007
Interest income	$7,147	$7,044	$6,873	$6,672
Interest expense	2,783	2,658	2,655	2,607

Net interest income before provision for loan losses	4,364	4,386	4,218	4,065
Provision for loan losses	17	(13)	—	45
Non-interest income	785	599	696	1,055
Non-interest expense	2,398	5,722	3,038	2,933

Income before income tax expense	2,734	(724)	1,876	2,142
Income tax expense	1,046	(407)	666	876

Net income	$1,688	$(317)	$1,210	$1,266

Earnings per common share:
Basic	$0.13	$(0.02)	$0.09	$0.10
Diluted	$0.13	$(0.02)	$0.09	$0.10

Year ended September 30, 2006
Interest income	$4,878	$5,275	$5,617	$6,265
Interest expense	1,533	1,709	1,872	2,224

Net interest income before provision for loan losses	3,345	3,566	3,745	4,041
Provision for loan losses	(13)	128	204	117
Non-interest income	709	546	561	520
Non-interest expense	2,259	2,344	2,268	2,403

Income before income tax expense	1,808	1,640	1,834	2,041
Income tax expense	679	615	696	775

Net income	$1,129	$1,025	$1,138	$1,266

Earnings per common share:
Basic	$0.09	$0.08	$0.09	$0.10
Diluted	$0.09	$0.08	$0.09	$0.10

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

             None.

Item 9A.          Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to us or our consolidated subsidiary required to be included in our periodic SEC filings.

Item 9B.          Other Information

              None.

PART III.

Item 10.          Directors, Executive Officers and Corporate Governance

          Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal 1-Election of Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 19, 2008 and is incorporated herein by reference.

          Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Proposal 1-Election of Directors” under caption “Ownership Reports by Officers and Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 19, 2008 and is incorporated herein by reference.

          The Company had adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company and the Bank, including the principal executive officer, principal financial officer, principal accounting officer, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Bank’s website at www.brooklynbank.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on the Bank’s website.

Item 11.          Executive Compensation

          The information required by this item is set forth under “Proposal 1-Election of Directors” under the caption “Director Compensation” and “Executive Officers Compensation”, excluding the information set forth under the captions “Compensation Committee Report”, in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2008 and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” and “Proposal I-Election of Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 19, 2008 and is incorporated here by reference.

          The information regarding the Company’s compensation plans under which equity securities of the Brooklyn Federal are authorized for issuance as of September 30, 2007 is included under “Proposal I-Election of Directors” under the caption “Benefit Plans and Arrangements” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 19, 2008 and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions and Director Independence

          The information required by this item is set forth under “Proposal I-Election of Directors” under the captions “Transactions With Certain Related Persons” and “Board Independence” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 19, 2008 and is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services

          The Company’s independent registered public accounting firm for the years ended September 30, 2007 and 2006 was Beard Miller Company LLP (“BMC”).

          Audit Fees. The aggregate fees billed to the Company by BMC for professional services rendered by BMC for the audit of the Company’s annual financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by BMC in connection with statutory and regulatory filings and engagements was $100,600 and $72,500 during the fiscal years ended September 30, 2007 and 2006, respectively.

          Audit Related Fees. There were no fees billed to the Company by BMC for fiscal 2007 or fiscal 2006 for assurance and related services reasonably related to the performance of the audit of and review of the financial statements that are not already reported in “Audit Fees,” above.

          Tax Fees. There were no tax fees billed to the Company by BMC for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2007 and 2006, respectively.

          All Other Fees. No other fees were billed to the Company by BMC during the fiscal years ended September 30, 2007 and 2006. The full Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm and the related fees.

PART IV.

Item 15.          Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

	•	Report of Independent Registered Public Accounting Firm

	•	Consolidated Statements of Financial Condition, September 30, 2007 and 2006

	•	Consolidated Statements of Income, Years Ended September 30, 2007, 2006 and 2005

	•	Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2007, 2006 and 2005

	•	Consolidated Statements of Cash Flows, Years Ended September 30, 2007, 2006 and 2005

	•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

	3.2	Bylaws of Brooklyn Federal Bancorp, Inc.*

	4.1	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

	10.1	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo**

	10.2	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty**

	10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Marc Leno**

	10.4	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Marilyn Alberici**

10.5	Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Ralph Walther**

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo***

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty***

10.8	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo***

10.9	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty***

10.10	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Marilyn Alberici***

10.11	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan****

21	Subsidiaries of the Registrant*

23.1	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).

**	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 20, 2007.

***	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 6, 2007.

****	Field as exhibit to the Company’s Definitive Proxy Statement filed with the SEC on March 7, 2006.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.

By:	/s/ Angelo J. Di Lorenzo

Angelo J. Di Lorenzo
Chief Executive Officer and President
(Duly Authorized Representative)

Signatures	Title	Date

/s/ Angelo J. Di Lorenzo	Chief Executive Officer and	December 31, 2007
President (Principal
Angelo J. Di Lorenzo	Executive Officer)

/s/ Richard A. Kielty	Executive Vice President and	December 31, 2007
Chief Financial Officer
Richard A. Kielty	(Principal Financial and
Accounting Officer)

/s/ John A. Loconsolo	Director	December 31, 2007

John A. Loconsolo

/s/ Vincent E. Caccese	Director	December 31, 2007

Vincent E. Caccese

/s/ John C. Gallin	Director	December 31, 2007

John C. Gallin

/s/ Daniel O. Reich	Director	December 31, 2007

Daniel O. Reich

/s/ Robert J. A. Zito	Director	December 31, 2007

Robert J. A. Zito

/s/ Arthur R. Williams	Director	December 31, 2007

Arthur R. Williams

EXHIBIT INDEX

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

3.2	Bylaws of Brooklyn Federal Bancorp, Inc.*

4.2	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

10.1	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo**

10.2	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty**

10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Marc Leno**

10.4	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Marilyn Alberici**

10.5	Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Ralph Walther**

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo***

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty***

10.8	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo***

10.9	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty***

10.10	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Marilyn Alberici***

10.11	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan****

21	Subsidiaries of the Registrant*

23.1	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).

**	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 20, 2007.

***	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 6, 2007.

****	Field as exhibit to the Company’s Definitive Proxy Statement filed with the SEC on March 7, 2006.