Form 10-Q
period 2007-12-31
Brooklyn Federal Bancorp, Inc.
filed 2008-02-13
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at February 12, 2008
Common Stock, $.01 Par Value	13,252,738

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

	December 31,	September 30,
Assets	2007	2007
Cash and due from banks (including interest-earning balances of $4,685 and $2,442, respectively)	$9,851	$5,398
Certificates of deposit	3,493	3,890
Securities available-for-sale	4,643	4,601
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $73,714 and $72,030, respectively)	74,872	73,352
Other (estimated fair value of $2 and $2, respectively)	2	2
Loans held-for-sale	60,597	59,153
Loans receivable	230,945	227,273
Less: Allowance for loan losses	1,874	1,806
Loans receivable, net	229,071	225,467
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	999	1,032
Accrued interest receivable	2,454	2,305
Premises and equipment, net	1,128	1,019
Bank owned life insurance	9,065	8,961
Prepaid expenses and other assets	4,283	5,254
Total assets	$400,458	$390,434

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,318	$16,000
Interest-bearing deposits	117,347	108,307
Certificates of deposit	165,940	162,848
Total deposits	299,605	287,155
Borrowings:
Short-term FHLB of New York advances	5,232	7,332
Long-term FHLB of New York advances	1,939	1,939
Advance payments by borrowers for taxes and insurance	1,687	2,441
Accrued expenses and other liabilities	6,239	6,308
Total liabilities	314,702	305,175
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 and
13,484,210 issued and 13,268,058 and 13,311,483 outstanding, respectively	135	135
Additional paid-in capital	42,804	42,758
Retained earnings - substantially restricted	49,351	48,379
Treasury shares - at cost, 216,152 shares and 172,727 shares, respectively	(3,062)	(2,468)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,672)	(2,711)
Unallocated shares of the stock-based incentive plan	(729)	(774)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of tax	(71)	(60)
Total stockholders’ equity	85,756	85,259
Total liabilities and stockholders’ equity	$400,458	$390,434

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,
	2007	2006
Interest income:
First mortgage and other loans	$5,726	$6,066
Mortgage-backed securities	803	876
Other securities and interest-earning assets	171	205
Total interest income	6,700	7,147

Interest expense:
Deposits	2,523	2,166
Borrowings	117	617
Total interest expense	2,640	2,783

Net interest income before provision for loan losses	4,060	4,364
Provision for loan losses	68	17
Net interest income after provision for loan losses	3,992	4,347

Non-interest income:
Banking fees and service charges	470	613
Net gain on sale of loans held-for-sale	52	12
Other	160	160
Total non-interest income	682	785

Non-interest expense:
Compensation and fringe benefits	1,886	1,544
Occupancy and equipment	335	274
Professional fees	139	109
Data processing fees	147	164
Other	305	307
Total non-interest expense	2,812	2,398

Income before income tax expense	1,862	2,734
Income tax expense	689	1,046
Net income	$1,173	$1,688
Earnings per common share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Average common shares outstanding:
Basic	12,953,525	12,939,383
Diluted	13,007,469	12,939,383

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2006	$132	$37,799	$44,946	$—	$(2,870)	$—	$(44)	$79,963

Comprehensive income:
Net income	—	—	1,688	—	—	—	—	1,688
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(5)	(5)
Comprehensive income								1,683
Allocation of ESOP stock	—	12	—	—	40	—	—	52
Balance December 31, 2006	$132	$37,811	$46,634	$—	$(2,830)	$—	$(49)	$81,698

Balance September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259

Comprehensive income:
Net income	—	—	1,173	—	—	—	—	1,173
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(11)	(11)
Comprehensive income								1,162
Treasury stock purchased (43,425 shares)	—	—	—	(594)	—	—	—	(594)
Allocation of ESOP stock	—	13	—	—	39	—	—	52
Stock-based incentive plan expense	—	33	—	—	—	45	—	78
Dividends paid on common stock, $0.05 per share	—	—	(201)	—	—	—	—	(201)
Balance December 31, 2007	$135	$42,804	$49,351	$(3,062)	$(2,672)	$(729)	$(71)	$85,756

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,173	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	52	52
Stock-based incentive plan	78	—
Depreciation and amortization	65	84
Provision for loan losses	68	17
Income from bank-owned life insurance	(90)	(84)
Increase in deferred loan fees, net	(80)	(233)
Amortization of premiums, net of accretion of discounts	1	3
Accretion of discount on certificates of deposit	—	(1)
Originations of loans held-for-sale	(28,486)	(4,734)
Purchase of loans held-for-sale	(1,495)	—
Proceeds from sales of loans held-for-sale	23,836	207
Principal repayments on loans held-for-sale	936	1,731
Net gain on sales of loans held-for-sale	(52)	(12)
Increase in accrued interest receivable	(149)	(135)
Deferred income tax benefit	(136)	(144)
Decrease in prepaid expenses and other assets	1,116	371
(Decrease) increase in accrued expenses and other liabilities	(69)	411
Net cash used in operating activities	(3,232)	(779)
Cash flows from investing activities:
Repayments in excess of loan originations	703	5,915
Purchase of loans receivable	(478)	—
Principal repayments on mortgage-backed securities held-to-maturity	3,500	4,882
Purchases of mortgage-backed securities held-to-maturity	(5,021)	—
Maturities and principal pay downs of other securities held-to-maturity	—	1
Purchases of securities available-for-sale	(62)	(59)
Maturities of certificates of deposit	397	595
Redemptions of FHLB of New York stock	33	545
Purchases of bank-owned life insurance	(14)	(15)
Purchases of premises and equipment	(174)	(18)
Net cash (used in) provided by investing activities	(1,116)	11,846
Cash flows from financing activities:
Increase in deposits	12,450	7,769
Net decrease in overnight FHLB advances	(1,800)	(16,800)
Proceeds from FHLB of New York term advances	—	15,000
Repayments of FHLB of New York term advances	(300)	(10,300)
Decrease in advance payments by borrowers for taxes and insurance	(754)	(756)
Purchase of treasury stock	(594)	—
Payment of cash dividend	(201)	—
Net cash provided by (used in) financing activities	8,801	(5,087)

Net increase in cash and cash equivalents	4,453	5,980
Cash and cash equivalents at beginning of year	5,398	4,078
Cash and cash equivalents at end of period	$9,851	$10,058
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,649	$2,774
Taxes	—	450
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	$611	$—
Mortgage loans held-for-sale transferred to held-to-maturity	4,428	3,951

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

Note 1 - Basis of Presentation

The Unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company  balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2007, should be read in conjunction with these statements.

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

Note 3 - Impact of Certain Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” effective October 1, 2007.  The adoption of FIN 48 had no impact on the Company’s financial condition or results of operations.

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

 In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

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

In September 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF Issue No. 06-5,”Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”.  The adoption of EITF 06-5  had  no impact on the Company’s consolidated financial statements.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. We are currently evaluating the impact of adopting FIN 48-1 on our financial statements. The Company adopted FASB Staff Position (‘FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” effective October 1, 2007.  The adoption of FSP FIN 48-1 had no impact on the Company’s financial condition or results of operations.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This pronouncement may have a material impact on the Company’s financial statements in future periods.

FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not expect SAB 110 to have a material impact on its financial statements.

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

•
Managing Our Interest Rate Risk.  With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows.  This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates began to rise.  During the recent period of leveling or declining short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still maintaining a portion of our liquidity to purchase security investments and redeploying the excess repayments of those investments to loan originations.  Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments.  At December 31, 2007, $9.9 million, or 2.5% of our assets, was invested in cash and due from banks, and $3.6 million, or 0.9% of our assets, was invested in certificates of deposit and securities that mature within three years.

•
Facilitate Growth Through De Novo Branching.  We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area.  While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices, however the Bank is anticipating opening its fifth branch office, located in Commack, New York, in the second fiscal quarter 2008.

•
Maintaining High Asset Quality.  We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Total Assets.  Total assets increased by $10.0 million, or 2.6%, to $400.4 million at December 31, 2007, from $390.4 million at September 30, 2007.  This increase was primarily due to increases in cash and due from banks, securities held-to-maturity, loans held-for-sale and loans receivable, net, offset in part by decreases in certificate of deposit investments and other assets.

Cash and Due from Banks.  Cash and due from banks increased $4.5 million, or 82.5%, to $9.9 million at December 31, 2007, from $5.4 million at September 30, 2007.

Investment in Certificates of Deposit.  Certificates of deposit decreased $397,000, or 10.2%, to $3.5 million at December 31, 2007, from $3.9 million at September 30, 2007.  The decrease in these short-term investments was due to certificate maturities.

 Securities.  Security investments, which represent securities available-for-sale and securities held-to-maturity, increased $1.5 million, or 2.0%, to $79.5 million at December 31, 2007, from $78.0 million at September 30, 2007.  This increase was primarily due to purchases of mortgage-backed securities of $5.0 million and an increase in securities available-for-sale of approximately $42,000, offset by repayments in mortgage-backed securities of approximately $3.5 million.

Net Loans.  Net loans before allowance for loan losses, which includes loans held-for-sale, increased $5.1 million, or 1.8%, to $291.5 million at December 31, 2007, from $286.4 million at September 30, 2007, primarily due to increases in multi-family loans of $7.0 million and one-to four-family loans of $4.9 million, offset by decreases of $2.6 million in commercial real estate loans, $2.5 million in land loans, $1.7 million in construction loans and $5,000 in consumer and other loans.  Net deferred fees and costs decreased approximately $45,000.

At December 31, 2007, loans receivable in non-accrual status were approximately $26,000.  The non-accrual loan at December 31, 2007 is secured by a multi-family apartment building and the Bank has established a specific loss allowance for this loan totaling $26,000 and classified this loan as doubtful.

The Company had one multi-family loan, located in Brooklyn, New York, with an outstanding principal of $726,000 classified as substandard at March 31, 2007.  The property suffered structural damage due to construction at an adjoining lot.  Management has placed the loan on substandard status due to concerns about the property damage and the borrower’s ability to make future contractual payments.  The structural damage was corrected and during the quarter ended June 30, 2007: the borrower completed renting the remaining apartments, the Bank procured an appraisal indicating a value of approximately $1.9 million and refinanced the property to a total of $926,000.  The outstanding balance of the loan at December 31, 2007 is approximately $920,000 and the Bank continues to classify this loan as substandard due to concerns regarding the borrower’s ability to maintain, on a consistent basis, timely loan payments.

On the basis of management’s review of classified assets, at December 31, 2007, we classified $11.8 million of our assets as special mention representing three commercial real estate loans.  The first commercial real estate loan of $6.9 million has an appraised value of $13.2 million.  The second commercial real estate loan of $3.3 million has an appraised value of $6.6 million.  The maturity date on this loan is February 1, 2008 and at this time is past maturity.  The third commercial real estate loan of $1.6 million is on waterfront property located in Whitestone, New York, has an appraised value of $18.9 million and is over 90 days past due and still accruing.  The foreclosure process is continuing on this special mention loan.  The Bank does not expect a loss on any these classified loans.

Federal Home Loan Bank of New York Stock.  FHLB of New York stock decreased $33,000, or 3.2%, to $1.0 million at December 31, 2007.  At September 30, 2007 our FHLB stock investment balance was $1.0 million.  This decrease was primarily due to a decreased balance in FHLB borrowings, which triggered redemptions of FHLB stock.

Bank Owned Life Insurance, Prepaid Expenses and Other Assets.  Prepaid expenses and other assets, bank-owned life insurance, premises and equipment, net and accrued interest receivable decreased $609,000, or 3.5%, to $16.9 million at December 31, 2007, from $17.5 million at September 30, 2007. This decrease was mainly due to decreases in miscellaneous other assets of approximately $1.1 million, which include the processing of branch and department operations work of approximately $772,000 and approximately $343,000 in other miscellaneous assets, offset in part by increases in deferred tax assets of approximately $144,000. Accrued interest receivable of $149,000, premises and equipment, net of $109,000 and bank-owned life insurance of $104,000.

Deposits.  Deposits increased by $12.4 million, or 4.3%, to $299.6 million at December 31, 2007, from $287.2 million at September 30, 2007.  The increase was primarily due to the Bank’s competitive rates offered on its deposit products.

Borrowed Funds.  Total funds borrowed from the FHLB of New York, decreased $2.1 million, or 22.7%, to $7.2 million at December 31, 2007, from $9.3 million at September 30, 2007. The primary reason for the decrease was the utilization of other sources of funds during the period, such as deposit inflow, repayments on securities held-to-maturity and repayments on the mortgage portfolios.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities decreased $69,000, or 1.1%, to $6.2 million at December 31, 2007, from $6.3 million at September 30, 2007.  This decrease was primarily due to decreases in miscellaneous payables of approximately $814,000, unprocessed banking liabilities of $134,000, loan payables of $57,000, offset in part by increases in taxes payable of $586,000, accrued expenses of $300,000 and Supplemental Executive Retirement Plan (“SERP”) accruals of $50,000.

Stockholders’ Equity.   Stockholders’ equity increased by $497,000, or 0.6%, to $85.8 million at December 31, 2007, from $85.3 million at September 30, 2007.  The primary reason for the increase is the result of net income for the period, offset in part by purchases of treasury stock of approximately $594,000 pursuant to the Company’s stock repurchase plan.

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

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities.  At December 31, 2007, $9.9 million, or 2.5%, of the Company’s assets are invested in cash and due from banks.  The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans.  Such activity is expected to continue so long as it meets the Company’s operational and financial needs.  In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements.  At December 31, 2007 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $3.6 million, or 0.9%, of the Company’s assets.  As of December 31, 2007, the Company had $7.2 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At December 31, 2007, the Company had approximately $88.2 million in commitments to originate loans and unused lines of credit outstanding, which included $11.5 million in undisbursed construction loans, $5.4 million in one- to four-family loans, $1.0 million in unused home equity lines of credit, $11.8 million in commercial real estate lines of credit and $58.5 million to originate multi-family and nonresidential mortgage loans.  The Bank had two one- to four-family loan committed to sell of approximately $464,000 at December 31, 2007.  Certificates of deposit due within one year of December 31, 2007 totaled $112.4 million, or 67.8% of certificates of deposit.  If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before December 31, 2008.  Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at December 31, 2007, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$72,853	25.7%	$22,721	8.0%	$28,402	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	71,004	25.0	11,361	4.0	17,041	6.0
Tangible capital
(To tangible assets)	71,004	17.9	5,938	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	71,004	17.9	11,876	3.0	19,793	5.0

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at December 31, 2007:

Payment Due by Period
Contractual Obligations	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
FHLB of New York advances	$7,171	$5,232	$1,439	$500	$—
Certificates of deposit	165,940	112,427	42,618	10,895	—
Lease obligations	3,976	516	1,065	1,012	1,383
Total	$177,087	$118,175	$45,122	$12,407	$1,383

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
To originate loans	$63,964	$63,964	$—	$—	$—
Stand by letter of credit	2,140	2,140	—	—	—
Unused lines of credit	22,145	22,145	—	—	—
Total	$88,249	$88,249	$—	$—	$—

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Net Income.  Net income decreased $515,000, or 30.5%, to $1.2 million for the three months ended December 31, 2007, from net income of $1.7 million for the three months ended December 31, 2006.  The primary reasons for the decrease were a decrease in interest income of $447,000, a $103,000 decrease in non-interest income, increases in loan loss provisions of $51,000 and non-interest expense of $414,000, offset in part by decreases in interest expense of $143,000 and provision for income taxes of $357,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased by $304,000, or 7.0%, to $4.1 million for the three months ended December 31, 2007, from $4.4 million for the three months ended December 31, 2006.  The decrease in net interest income resulted primarily from a decrease in the average balance of interest-earning assets of $14.2 million and a 19 basis point decrease in the Bank’s net interest rate spread to 3.38% for the three months ended December 31, 2007, from 3.57% for the three months ended December 31, 2006.  The Bank’s net interest margin decreased 15 basis points to 4.28% for the three months ended December 31, 2007 compared to 4.43% for the three months ended December 31, 2006.

Interest Income.  Interest income decreased $447,000, or 6.3%, to $6.7 million for the three months ended December 31, 2007, from $7.1 million for the three months ended December 31, 2006.  Interest income on loans decreased by $340,000, or 5.6%, to $5.7 million for the three months ended December 31, 2007, from $6.1 million for the three months ended December 31, 2006.  The primary reasons for the decrease in interest income on loans were a $345,000 decrease in multi-family and commercial real estate loan income, $304,000 in construction loan income, offset it part by increases in interest income in one- to four-family loan income of $303,000 and other loan income of $6,000.  The average balance of the loan portfolio increased by $1.3 million, or 0.5%, to $293.6 million for the three months ended December 31, 2007, from $292.3 million for the three months ended December 31, 2006. The average yield on loans decreased 50 basis points to 7.80% for the three months ended December 31, 2007, from 8.30% for the three months ended December 31, 2006. Interest income on security investments and other interest-earning assets decreased by $107,000, or 9.9%, to $974,000 for the three months ended December 31, 2007, from $1.1 million for the three months ended December 31, 2006.  The decrease in interest income on security investments  and other interest-earning assets was primarily due to a reduction in the average balance of $15.5 million, or 15.3%, to $86.1 million at December 31, 2007 from $101.6 million at December 31, 2006, offset by an increase of 28 basis points in the average yield to 4.53% for the quarter ended December 31, 2007, compared to the average yield of 4.25% for the quarter ended December 31, 2006.

Interest Expense.  Interest expense decreased $143,000, or 5.1%, to $2.6 million for the three months ended December 31, 2007, from $2.8 million for the three months ended December 31, 2006.  Interest expense on deposits increased $357,000, or 16.5%, to $2.5 million at December 31, 2007, from $2.2 million at December 31, 2006.  Interest expense on FHLB of New York borrowings decreased $500,000, or 81.0%, to $117,000 at December 31, 2007, from $617,000 at December 31, 2006.  The decrease was primarily the result of a decrease in the average balance in FHLB of New York borrowings of $35.5 million and its decrease in cost of 62 basis points, offset in part by an increase in average balance of interest-bearing deposits of $20.4 million and its increased cost of 27 basis points.  In addition, the average cost of total interest-bearing liabilities decreased one basis point to 3.68% for the three months ended December 31, 2007, from 3.69% for the three months ended December 31, 2006.

Provision for Loan Losses.  The Bank’s provision for loan losses increased $51,000, or 300.0%, to $68,000 for the three months ended December 31, 2007, from a provision of $17,000 for the three months ended December 31, 2006.  Management believes the established loan loss reserves are sufficient.  The allowance for loan losses as of December 31, 2007 represented 0.64% of total loans, compared to 0.62% of total loans as of December 31, 2006.

Non-interest Income.  Non-interest income decreased by $103,000, or 13.1%, to $682,000 for the three months ended December 31, 2007, from $785,000 for the three months ended December 31, 2006.  The decrease was primarily due to decreases in loan fees of $138,000, deposit related fees of $4,000 and $7,000 of miscellaneous fees, offset by increases in bank owned life insurance income of $6,000 and net gain on sale of loans held-for-sale of $40,000.

 Non-interest Expense.  Non-interest expense increased by $414,000, or 17.3%, to $2.8 million for the three months ended December 31, 2007, from $2.4 million for the three months ended December 31, 2006.  The increase resulted from increases of  $342,000 in compensation and fringe benefits, which included $78,000 for the partial vesting of the Company’s stock-based incentive plan and increased expenses of $356,000 for other compensation and fringe benefits, other miscellaneous employee costs and ESOP expense, offset in part by an expense reduction of $92,000 for the supplemental executive retirement plan.  The Company also experienced increased costs in occupancy and equipment of $61,000, professional fees of $30,000, offset in part by decreases in data processing fees of $ 17,000 and other expenses of $2,000, which include advertising, office supplies, printing, and insurance.

Income Taxes. Income tax expense decreased $357,000, or 34.1%, to $689,000 for the three months ended December 31, 2007, from $1.0 million for the three months ended December 31, 2006.  The primary reason for this decrease is decreased income before provision for income taxes.  The effective income tax rate, of the Company, for the three months ended December 31, 2007 was 37.0% compared to the effective income tax rate for the three months ended December 31, 2006 of 38.3%.

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

The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates.  During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank’s certificates of deposit.  By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates.  However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments.  Thus, during the recent decreasing interest rate environment, the Bank’s strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments.  Management intends to lengthen the maturity of the Company’s earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.  There have been no material changes in the Company’s interest rate risk since September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the SEC on December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The Company repurchased Common Stock in the quarter ending December 31, 2007.  On January 16, 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $1.5 million of the Company's outstanding shares of common stock, which was completed in August 2007. On August 14, 2007, the Board of Directors approved an additional stock repurchase program and authorized the repurchase of up to $2.0 million of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2007, 216,152 shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2007 through October 31, 2007	33,025	$13.76	205,752	$577,000
November 1, 2007 through November 30, 2007	–	N/A	205,752	$577,000
December 1, 2007 through December 31, 2007	10,400	$13.41	216,152	$438,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: February 13, 2008	/s/ Angelo J. Di Lorenzo
Angelo J. Di Lorenzo
Vice Chairman and Chief Executive Officer

Date: February 13, 2008	/s/ Ralph Walther
Ralph Walther
Vice President and
Chief Financial Officer