Form 10-Q
period 2008-03-31
Brooklyn Federal Bancorp, Inc.
filed 2008-05-14
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at May 12, 2008
Common Stock, $.01 Par Value	13,226,921

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share amounts)
(Unaudited)

Assets	March 31, 2008	September 30, 2007
Cash and due from banks (including interest-earning balances of $2,325 and $2,442, respectively)	$4,732	$5,398
Certificates of deposit	3,096	3,890
Securities available-for-sale	4,630	4,601
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $72,425 and $72,030, respectively)	74,332	73,352
Other (estimated fair value of $1 and $2, respectively)	1	2
Loans held-for-sale	81,447	59,153
Loans receivable	233,792	227,273
Less: Allowance for loan losses	1,926	1,806
Loans receivable, net	231,866	225,467
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	1,733	1,032
Accrued interest receivable	2,184	2,305
Premises and equipment, net	1,620	1,019
Bank owned life insurance	9,155	8,961
Prepaid expenses and other assets	4,766	5,254
Total assets	$419,562	$390,434

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,513	$16,000
Interest-bearing deposits	112,391	108,307
Certificates of deposit	173,869	162,848
Total deposits	302,773	287,155
Borrowings:
Short-term FHLB of New York advances	20,389	7,332
Long-term FHLB of New York advances	1,500	1,939
Advance payments by borrowers for taxes and insurance	2,568	2,441
Accrued expenses and other liabilities	5,724	6,308
Total liabilities	332,954	305,175
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 and 13,484,210 issued and 13,233,251 and 13,311,483 outstanding, respectively	135	135
Additional paid-in capital	42,849	42,758
Retained earnings - substantially restricted	50,570	48,379
Treasury shares - at cost, 250,959 shares and 172,727 shares, respectively	(3,515)	(2,468)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,632)	(2,711)
Unallocated shares of the stock-based incentive plan	(685)	(774)
Accumulated other comprehensive loss:
Net unrealized loss on securities available-for-sale, net of income tax	(114)	(60)
Total stockholders’ equity	86,608	85,259
Total liabilities and stockholders’ equity	$419,562	$390,434

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Interest income:
First mortgage and other loans	$5,815	$5,962	$11,541	$12,028
Mortgage-backed securities	856	872	1,659	1,748
Other securities and interest-earning assets	162	210	333	415
Total interest income	6,833	7,044	13,533	14,191

Interest expense:
Deposits	2,394	2,279	4,917	4,445
Borrowings	187	379	304	996
Total interest expense	2,581	2,658	5,221	5,441

Net interest income before provision for loan losses	4,252	4,386	8,312	8,750
Provision for (recovery of) loan losses	52	(13)	120	4
Net interest income after provision for (recovery of) loan losses	4,200	4,399	8,192	8,746

Non-interest income:
Banking fees and service charges	562	452	1,032	1,065
Net gain on sale of loans held-for-sale	171	—	223	12
Other	150	147	310	307
Total non-interest income	883	599	1,565	1,384

Non-interest expense:
Compensation and fringe benefits	1,830	4,815	3,716	6,359
Occupancy and equipment	341	268	676	542
Professional fees	58	149	197	258
Data processing fees	121	171	268	335
Other	319	319	624	626
Total non-interest expense	2,669	5,722	5,481	8,120

Income (loss) before income tax expense (benefit)	2,414	(724)	4,276	2,010
Income tax expense (benefit)	921	(407)	1,610	639
Net income (loss)	$1,493	$(317)	$2,666	$1,371
Earnings (loss) per common share:
Basic	$0.12	$(0.02)	$0.21	$0.10
Diluted	$0.12	$(0.02)	$0.21	$0.10
Average common shares outstanding:
Basic	12,936,440	13,083,941	12,944,457	13,086,165
Diluted	12,936,440	13,083,941	12,944,457	13,802,232

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2006	$132	$37,799	$44,946	$—	$(2,870)	$—	$(44)	$79,963
Comprehensive income:
Net income	—	—	1,371	—	—	—	—	1,371
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(6)	(6)
Comprehensive income								1,365
Treasury stock purchased (22,000 shares)	—	—	—	(312)	—	—	—	(312)
Allocation of ESOP stock	—	26	—	—	80	—	—	106
Stock-based incentive plan expense (259,210 shares)	2	4,113	—	—	—	(905)	—	3,210
Dividends paid on common stock, $0.03 per share	—	—	(125)	—	—	—	—	(125)
Balance March 31, 2007	$134	$41,938	$46,192	$(312)	$(2,790)	$(905)	$(50)	$84,207

Balance September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259
Comprehensive income:
Net income	—	—	2,666	—	—	—	—	2,666
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(54)	(54)
Comprehensive income								2,612
Treasury stock purchased (78,232 shares)	—	—	—	(1,047)	—	—	—	(1,047)
Allocation of ESOP stock	—	24	3	—	79	—	—	106
Stock-based incentive plan expense (259,210 shares)	—	67	3	—	—	89	—	159
Dividends paid on common stock, $0.12 per share	—	—	(481)	—	—	—	—	(481)
Balance March 31, 2008	$135	$42,849	$50,570	$(3,515)	$(2,632)	$(685)	$(114)	$86,608

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,666	$1,371
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
ESOP expense	103	106
Stock-based incentive plan	156	3,210
Depreciation and amortization	127	156
Provision for loan losses	120	4
Income from bank-owned life insurance	(180)	(170)
Amortization of loan servicing rights	71	—
Amortization of deferred loan fees, net	(167)	(322)
(Accretion of discount), net of amortization of premiums	(1)	7
Accretion of discount on certificates of deposit	—	(2)
Originations of loans held-for-sale	(61,742)	(17,318)
Purchases of loans held-for-sale	(1,495)	—
Proceeds from sales of loans held-for-sale	28,889	257
Principal repayments on loans held-for-sale	8,295	18,416
Net gain on sales of loans held-for-sale	(223)	(12)
Decrease increase in accrued interest receivable	121	(207)
Deferred income tax benefit	(113)	(1,454)
Decrease in prepaid expenses and other assets	713	256
Decrease in accrued expenses and other liabilities	(584)	(563)
Net cash (used in) provided by operating activities	(23,244)	3,735
Cash flows from investing activities:
(Originations in excess of repayments) repayments in excess of loan originations	(1,173)	6,875
Purchase of loans receivable	(1,336)	—
Principal repayments on mortgage-backed securities held-to-maturity	6,996	9,293
Purchases of mortgage-backed securities held-to-maturity	(7,975)	(5,950)
Maturities and principal pay downs of other securities held-to-maturity	1	1
Purchases of securities available-for-sale	(121)	(117)
Maturities of certificates of deposit	794	1,784
(Purchase) redemption of FHLB of New York stock	(701)	1,426
Purchases of bank-owned life insurance	(14)	(15)
Purchases of premises and equipment	(728)	(37)
Net cash (used in) provided by investing activities	(4,257)	13,260
Cash flows from financing activities:
Increase in deposits	15,618	18,630
Net decrease in overnight FHLB advances	4,900	(35,300)
Proceeds from FHLB of New York term advances	10,000	25,000
Repayments of FHLB of New York term advances	(2,282)	(21,386)
Increase (decrease) in advance payments by borrowers for taxes and insurance	127	146
Purchase of treasury stock	(1,047)	(312)
Payment of cash dividend	(481)	(125)
Net cash provided by (used in) financing activities	26,835	(13,347)

Net (decrease) increase in cash and cash equivalents	(666)	3,648
Cash and cash equivalents-beginning	5,398	4,078
Cash and cash equivalents-ending	$4,732	$7,726

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,235	$5,452
Taxes	1,350	1,805
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	1,523	—
Mortgage loans held-for-sale transferred to held-to-maturity	5,366	8,257

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three-month and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  The consolidated financial statements for Brooklyn Federal Bancorp, Inc. (the "Company"), as presented in the Company’s Form 10-K for the year ended September 30, 2007, should be read in conjunction with these statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2.The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on our consolidated financial position and results of operations.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our consolidated financial statements.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This pronouncement will impact the Company’s accounting for business combinations completed after the effective date.

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

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward looking statements.”  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, changes in the position of banking regulators on the adequacy of the Company’s allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Brooklyn Federal Savings Bank (the "Bank").  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

●
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

●
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

●
Managing Our Interest Rate Risk.  With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows.  This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates begin to rise.  During the recent period of declining short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still utilizing a portion of our liquidity to purchase security investments and redeploying the excess repayments of those investments to loan originations.  Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments.  At March 31, 2008, $4.7 million, or 1.1% of our assets, was invested in cash and due from banks, and $3.2 million, or 0.8% of our assets, was invested in certificates of deposit and securities that mature within three years.

●
Facilitate Growth Through De Novo Branching.  We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area.  The Bank opened its fifth branch office, located in Commack, New York on April 30, 2008.  We will continue to review potential branch sites; there can be no assurance as to whether or when we will open another such office.

●
Maintaining High Asset Quality.  We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Total Assets.  Total assets increased by $29.1 million, or 7.5%, to $419.5 million at March 31, 2008, from $390.4 million at September 30, 2007.  This increase was primarily due to increases in securities held-to-maturity, loans held-for-sale and loans receivable, net, offset in part by decreases in cash and due from banks, investments in certificates of deposit investments and other assets.

Cash and Due from Banks.  Cash and due from banks decreased $666,000, or 12.3%, to $4.7 million at March 31, 2008, from $5.4 million at September 30, 2007.

Investment in Certificates of Deposit.  Certificates of deposit decreased $794,000, or 20.4%, to $3.1 million at March 31, 2008, from $3.9 million at September 30, 2007.  The decrease in these short-term investments was due to certificate maturities.

 Securities.  Investments in securities, which represent securities available-for-sale and securities held-to-maturity, increased $1.0 million, or 1.3%, to $79.0 million at March 31, 2008, from $78.0 million at September 30, 2007.  This increase was primarily due to purchases of mortgage-backed securities of $8.0 million and an increase in securities available-for-sale of approximately $29,000, offset by repayments in mortgage-backed securities of approximately $7.0 million.

Net Loans.  Net loans before allowance for loan losses, which includes loans held-for-sale, increased $28.8 million, or 10.1%, to $315.2 million at March 31, 2008, from $286.4 million at September 30, 2007, primarily due to increases in commercial real estate loans of $24.4 million, multi-family loans of $8.6 million and one-to four-family loans of $7.3 million, offset by decreases of $8.3 million in construction loans, $3.0 million in land loans and $43,000 in consumer and other loans.  Net deferred fees increased approximately $109,000.

At March 31, 2008, loans receivable in non-accrual status were approximately $16,000, which represented one loan.  This non-accrual loan is secured by a multi-family apartment building and the Bank has established a specific loss allowance for this loan totaling $16,000 and classified this loan as doubtful at March 31, 2008.

The Bank had one multi-family loan, located in Brooklyn, New York, with an outstanding principal of $726,000 classified as substandard at March 31, 2007.  The property suffered structural damage due to construction at an adjoining lot.  Management placed the loan on substandard status due to concerns about the property damage and the borrower’s ability to make future contractual payments.  Subsequent to March 31, 2007, the structural damage was corrected, the borrower completed renting the remaining apartments, the Bank procured an appraisal indicating a value of approximately $1.9 million and refinanced the property with a $926,000 loan.  During the quarter ended March 31, 2008 this loan has been taken off of the substandard classification and is performing in accordance with the loan note.

On the basis of management’s review of classified assets, at March 31, 2008, we classified $10.1 million of our assets as special mention representing two commercial real estate loans.  The first commercial real estate loan of $6.8 million has an appraised value of $13.2 million.  The second commercial real estate loan of $3.3 million has an appraised value of $6.6 million.  The maturity date on the second loan was February 1, 2008 and is past maturity.  The Bank does not expect a loss on these special mention classified loans.

The Company had reported, in prior quarterly and annual reports, on another commercial real estate loan of $1.6 million on waterfront property located in Whitestone, New York, that had an appraised value of $18.9 million and was over 90 days past due and still accruing.  The Bank did not expect a loss on this classified loan, and during the quarter ended March 31, 2008 the owner of this property secured other financing and paid the Bank in full.

Federal Home Loan Bank of New York Stock.  FHLB of New York stock increased $701,000, or 67.9%, to $1.7 million at March 31, 2008.  At September 30, 2007 our FHLB stock investment balance was $1.0 million.  This increase was primarily due to increased activity with the FHLB of New York, which requires additional purchases of FHLB stock.

Bank Owned Life Insurance, Prepaid Expenses and Other Assets.  Prepaid expenses and other assets, bank owned life insurance, premises and equipment, net and accrued interest receivable increased $186,000, or 1.1%, to $17.7 million at March 31, 2008, from $17.5 million at September 30, 2007. This increase was mainly due to increases in premises and equipment of approximately $601,000 and bank owned life insurance of approximately $194,000, offset in part by decreases in accrued interest receivable of $121,000 and prepaid expenses and other assets of $488,000.

Deposits.  Deposits increased by $15.6 million, or 5.4%, to $302.8 million at March 31, 2008, from $287.2 million at September 30, 2007.  The increase was primarily due to the Bank’s competitive rates offered on its deposit products.

Borrowed Funds.  Total funds borrowed from the FHLB of New York, increased $12.6 million, or 136.1%, to $21.9 million at March 31, 2008, from $9.3 million at September 30, 2007. The primary reason for the increase was the utilization of this type of financing to fund the mortgage loan production.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities decreased $584,000, or 9.3%, to $5.7 million at March 31, 2008, from $6.3 million at September 30, 2007.  This decrease was primarily due to decreases in accounts payable of approximately $921,000, unprocessed banking liabilities of $79,000 and accrued expenses of $356,000, offset in part by increases in taxes payable of $134,000, mortgage loan related deposit payables of $563,000 and Supplemental Executive Retirement Plan (“SERP”) accruals of $75,000.

Stockholders’ Equity.   Stockholders’ equity increased by $1.3 million, or 1.6%, to $86.6 million at March 31, 2008, from $85.3 million at September 30, 2007.  The primary reason for the increase is the result of net income for the period, offset in part by purchases of treasury stock of approximately $1.0 million, pursuant to the Company’s stock repurchase plans and payment of cash dividends on common stock outstanding of $481,000.

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

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities.  At March 31, 2008, $4.7 million, or 1.1%, of the Company’s assets was invested in cash and due from banks.  The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans.  Such activity is expected to continue so long as it meets the Company’s operational and financial needs.  In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements.  At March 31, 2008 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $3.2 million, or 0.8%, of the Company’s assets.  As of March 31, 2008, the Company had $21.9 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At March 31, 2008, the Company had approximately $176.2 million in commitments to originate loans and unused lines of credit outstanding, which included $18.9 million in undisbursed construction loans, $4.2 million in one- to four-family loans, $946,000 in unused home equity lines of credit, $50.0 million in commercial real estate lines of credit and $102.2 million to originate multi-family and nonresidential mortgage loans.  The Bank had a stand by letter of credit commitment of approximately $2.1 million.  The Bank had a commitment to purchase a held- to-maturity security for approximately $3.1 million.  The Bank had a one- to four-family loan committed to sell of approximately $215,000 at March 31, 2008.  Certificates of deposit due within one year of March 31, 2008 totaled $130.3 million, or 74.9% of certificates of deposit.  If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before March 31, 2009.  Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at March 31, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$74,521	24.4%	$24,469	8.0%	$30,587	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	72,611	23.7	12,235	4.0	18,352	6.0
Tangible capital
(To tangible assets)	72,611	17.4	6,264	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	72,611	17.4	12,528	3.0	20,880	5.0

Off-Balance Sheet Arrangements

The following table set forth the Bank’s commercial commitments at March 31, 2008:

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
To originate loans	$146,859	$146,859	$—	$—	$—
Stand by letter of credit	2,140	2,140	—	—	—
Unused lines of credit	29,294	29,294	—	—	—
To purchase securities	3,065	3,065	—	—	—
Total	$181,358	$181,358	$—	$—	$—

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income.  Net income increased $1.8 million, to $1.5 million for the three months ended March 31, 2008, from net loss of $317,000 for the three months ended March 31, 2007.  The primary reasons for the increase were decreases in non-interest expense of approximately $3.1 million, a $77,000 decrease in interest expense and an increase in non-interest income of $284,000, offset in part by increases in the loan loss provisions of $65,000 and income tax provisions of $1.3 million and a decrease in interest income of $211,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased by $134,000, or 3.1%, to $4.3 million for the three months ended March 31, 2008, from $4.4 million for the three months ended March 31, 2007.  The decrease in net interest income resulted primarily from a decrease of 20 basis points in the Bank’s net interest rate spread to 3.50% for the three months ended March 31, 2008, from 3.70% for the three months ended March 31, 2007.  The average balance of interest-earning assets increased $11.0 million, or 2.9%, to $396.0 million for the three months ended March 31, 2008 from $385.0 million for the three months ended March 31, 2007 while the yield of interest- earnings assets decreased 42 basis points to 6.90% for the three months ended March 31, 2008 from 7.32% for the three months ended March 31, 2007.  The average balance of interest-bearing liabilities increased $9.7 million, or 3.3%, to $303.4 million for the three months ended March 31, 2008 from $293.7 million for the three months ended March 31, 2007 while the cost of interest-bearing liabilities decreased 22 basis points to 3.40% for the three months ended March 31, 2008 from 3.62% for the three months ended March 31, 2007.  The Bank’s net interest margin decreased 27 basis points to 4.29% for the three months ended March 31, 2008 compared to 4.56% for the three months ended March 31, 2007.

Interest Income.  Interest income decreased $211,000, or 3.0%, to $6.8 million for the three months ended March 31, 2008, from $7.0 million for the three months ended March 31, 2007.  Interest income on loans decreased by $147,000, or 2.5%, to $5.8 million for the three months ended March 31, 2008, from $6.0 million for the three months ended March 31, 2007.  The primary reasons for the decrease in interest income on loans were decreases of $218,000 in multi-family and commercial real estate loan income and $245,000 in construction loan income, offset it part by increases in interest income in one- to four-family loan income of $311,000 and other loan income of $5,000.  The average balance of the loan portfolio increased by $20.4 million, or 7.1%, to $306.9 million for the three months ended March 31, 2008, from $286.5 million for the three months ended March 31, 2007. The average yield on loans decreased 74 basis points to 7.58% for the three months ended March 31, 2008, from 8.32% for the three months ended March 31, 2007. Interest income on security investments and other interest-earning assets decreased by $64,000, or 5.9%, to $1.0 million for the three months ended March 31, 2008, from $1.1 million for the three months ended March 31, 2007.  The decrease in interest income on security investments and other interest-earning assets was primarily due to a reduction in the average balance of $9.3 million, or 9.5%, to $89.1 million at March 31, 2008 from $98.4 million at March 31, 2007, offset by an increase of 17 basis points in the average yield to 4.57% for the quarter ended March 31, 2008, compared to the average yield of 4.40% for the quarter ended March 31, 2007.

Interest Expense.  Interest expense decreased $77,000, or 2.9%, to $2.6 million for the three months ended March 31, 2008, from $2.7 million for the three months ended March 31, 2007.  Interest expense on deposits increased $115,000, or 5.0%, to $2.4 million at March 31, 2008, from $2.3 million at March 31, 2007.  Interest expense on FHLB of New York borrowings decreased $192,000, or 50.7%, to $187,000 at March 31, 2008, from $379,000 at March 31, 2007.  The decrease was primarily the result of a decrease in the average balance in FHLB of New York borrowings of $8.5 million and its decrease in cost of 158 basis points, offset in part by an increase in average balance of interest-bearing deposits of $18.2 million and its decreased cost of 6 basis points.  In addition, the average cost of total interest-bearing liabilities decreased 22 basis points to 3.40% for the three months ended March 31, 2008, from 3.62% for the three months ended March 31, 2007.

Provision for Loan Losses.  The Bank’s provision for loan losses increased $65,000 to $52,000 for the three months ended March 31, 2008, from a recovery of $13,000 for the three months ended March 31, 2007.  Management believes the established loan loss reserves are adequate.  The allowance for loan losses as of March 31, 2008 represented 0.61% of total loans, compared to 0.63% of total loans as of March 31, 2007.

Non-interest Income.  Non-interest income increased by $284,000, or 47.4%, to $883,000 for the three months ended March 31, 2008, from $599,000 for the three months ended March 31, 2007.  The increase was primarily due to increases in net gain on sale of loans held-for-sale of $171,000, loan fees of $112,000 and bank owned life insurance of $4,000, offset in part by decreases in deposit related fees of $2,000 and $1,000 of miscellaneous fees.

 Non-interest Expense.  Non-interest expense decreased by $3.0 million, or 53.4%, to $2.7 million for the three months ended March 31, 2008, from $5.7 million for the three months ended March 31, 2007.  The decrease resulted primarily from a decrease of  $3.0 million in compensation and fringe benefits, which included decreases in the Company’s stock-based incentive plan of $3.1 million, supplemental executive retirement plan of $25,000, and pension and ESOP expense of $4,000, offset in part by increases in salaries of $125,000 and miscellaneous officer and employee expenses of $59,000. The Company also experienced increased costs in occupancy and equipment of $73,000, offset in part by decreases in professional fees of $91,000 and data processing fees of $50,000.

Income Taxes. Income tax expense increased $1.3 million, to $921,000 for the three months ended March 31, 2008, from a benefit of $407,000 for the three months ended March 31, 2007.  The primary reason for this increase is increased income before provision for income taxes.  The effective income tax rate of the Company for the three months ended March 31, 2008, was 38.2% and for the three months ended March 31, 2007 the effective income tax benefit was 56.2%.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and 2007

Net Income.  Net income increased by $1.3 million, or 94.5%, to $2.7 million for the six month period ended March 31, 2008, from $1.4 million for the same period in 2007.  The primary reasons for the increase in net income were a $2.6 million decrease in non-interest expense, a decrease in interest expense of $220,000 and an increase in non-interest income of $181,000, offset in part by increases in provision for income taxes of $971,000, provision for loan losses of $116,000 and a reduction in interest income of $658,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $438,000, or 5.0%, to $8.3 million for the six month period ended March 31, 2008, from approximately $8.8 million for the same period in 2007.  This decrease was primarily due to a 20 basis point decrease in the Bank’s net interest rate spread to 3.44% for the six months ended March 31, 2008, from 3.64% for the six months ended March 31, 2007.  The average balance of interest-earnings assets decreased approximately $1.5 million, or 0.4%, to a $387.9 million for the six months ended March 31, 2008, from  $389.4 million for the six months ended March 31, 2007 while the yield of interest-earnings assets decreased 31 basis points to 6.98% for the six months ended March 31, 2008, from 7.29% for the six months ended March 31, 2007.  The average balance of interest-bearing liabilities decreased approximately $2.7 million, or 0.9%, to $295.1 million for the six months ended March 31, 2008, from $297.8 million for the six months ended March 31, 2007, while the cost of interest-bearing liabilities decreased 11 basis points to 3.54% for the six months ended March 31, 2008, from 3.65% for the six months ended March 31, 2007.  The Bank’s net interest margin decreased 20 basis points to 4.29% for the six months ended March 31, 2008, from 4.49% for the six months end March 31, 2007.

Interest Income.  Interest income decreased $658,000, or 4.6%, to $13.5 million for the six months ended March 31, 2008, from $14.2 million for the six months ended March 31, 2007.  The decrease was due to decreases in interest income from multi-family and commercial loans of $563,000, construction loans of $549,000, mortgage back securities of $89,000 and other interest earning assets of $82,000, offset in part by increased interest income on one-to four- family and other loans of $625,000.  The yield on the mortgage loan portfolio decreased 63 basis points to 7.69% for the six months ended March 31, 2008, from 8.31% for the six months ended March 31, 2007.  The yield on investment securities and other interest-earning assets increased 22 basis points to 4.55% for the six months ended March 31, 2008, from 4.33% for the six months ended March 31, 2007.  The average yield on total interest-earning assets decreased by 31 basis points to 6.98% for the six months ended March 31, 2008 from 7.29% for the six months ended March 31, 2007.

Interest Expense.  Interest expense decreased $220,000, or 4.0%, to $5.2 million for the six months ended March 31, 2008, from $5.4 million for the six months ended March 31, 2007.  The decrease in interest expense reflected an 11 basis point decrease in the cost of interest-bearing liabilities to 3.54% for the six months ended March 31, 2008, from 3.65% for the six months ended March 31, 2007 as well as a $2.7 million decrease in average balances.  The decrease in interest expense reflected lower market interest rates on the Bank’s borrowings with the FHLB of New York during the six months ended March 31, 2008, compared to the six months ended March 31, 2007.  Interest expense on savings accounts decreased by $43,000, or 12.8%, to $293,000 for the six months ended March 31, 2008 from $336,000 for the six months ended March 31, 2007, as the average cost on savings accounts remained at 1.00% for the six months ended March 31, 2008 and 2007.  The average balance of savings accounts decreased $8.7 million, or 12.9%, to $58.4 million for the six months ended March 31, 2008, from $67.1 million for the six months ended March 31, 2007.  Interest expense on Money Market and NOW accounts increased $350,000, or 94.1% to $722,000 for the six months ended March 31, 2008, from $372,000 for the six months ended March 31, 2007, as the average cost on these deposits increased 40 basis points to 2.63% for the six months ended March 31, 2008, from 2.23% for the six months ended March 31, 2007 while the average balances increased $21.5 million, or 64.4%, to $54.9 million for the six months ended March 31, 2008, from $33.4 million for the six months ended March 31, 2007.  Interest expense on certificates of deposit increased by $165,000, or 4.4%, to $3.9 million for the six months ended March 31, 2008, from $3.7 million for the six months ended March 31, 2007, as the average cost on certificates of deposit increased by two basis points to 4.69% for the six months ended March 31, 2008, from 4.67% for the six months ended March 31, 2007. The average balance of certificates of deposit increased  $6.4 million, or 4.0%, to $166.3 million for the six months ended March 31, 2008, from $159.9 million for the six months ended March 31, 2007.   Interest expense on Federal Home Loan Bank advances decreased by $692,000, or 69.5%, to $304,000 for the six months ended March 31, 2008, from $996,000 for the six months ended March 31, 2007, as the average Federal Home Loan Bank advances decreased by $22.0 million, or 58.8%, to $15.4 million for the six months ended March 31, 2008, from $37.4 million for the six months ended March 31, 2007.  The average cost on these borrowings decreased 138 basis points to 3.95% for the six months ended March 31, 2008, from 5.33% for the six months ended March 31, 2007.

Provision for Loan Losses.  Our provision for loan losses increased $116,000 to $120,000 for the six months ended March 31, 2008, compared to $4,000 for the six months ended March 31, 2007.  The increase is due to the originations in higher risk loans, as well as the performance of the loan portfolio.   Our non-performing loans in non-accrual status totaled $16,000 and $115,000 at March 31, 2008 and March 31, 2007, respectively.  The allowance for loan losses at March 31, 2008, represented 0.61% of total loans, compared to 0.63% of total loans at March 31, 2007.

Non-interest Income.  Non-interest income increased by $181,000, or 13.1% to $1.6 million for the six months ended March 31, 2008, from $1.4 million for the six months ended March 31, 2007.  The increase was primarily due to increases of $211,000 in net gain on sale of loans held-for-sale and  $3,000 in other income, offset by a decrease in banking fess and service charges of $33,000.  The increase in the net gain on sale of loans available-for-sale was due to increased sale of loans and servicing rights associated with such sales.  The increase in other income was primarily due to a $10,000 increase in bank owned life insurance, offset in part by a reduction in other miscellaneous income of $7,000.  The decrease in banking fees and service charges was primarily the result of decreased other loan fees of approximately $129,000 and a reduction in deposit related fees of approximately $7,000, offset in part by increased syndication fees of approximately $103,000.

Non-interest Expense.  Non-interest expense decreased $2.6 million, or 32.5%, to $5.5 million for the six months ended March 31, 2008, compared to $8.1 million for the six months ended March 31, 2007.  The largest component of the decrease was in compensation and fringe benefits.  Compensation and fringe benefits decreased approximately $2.6 million, or 41.6%, to $3.7 million for the six months ended March 31, 2008, from $6.3 million for the six months ended March 31, 2007.  This decrease was primarily due to the decrease in stock-based incentive plan expense of $3.1 million and the supplemental executive retirement plan of $116,000, offset by increases in compensation of $417,000, which included general salary increases for officers and employees and hiring of staff, health care expenses, ESOP expense of $18,000 and other miscellaneous employee expenses of $93,000.  In addition, professional fees decreased $61,000, data processing fees decreased $67,000 and other miscellaneous expenses decreased approximately $2,000, which is comprised of advertising and public relations, insurance and other expense, offset in part by an increase in occupancy and equipment expense of $134,000.

Income Taxes.  Income tax expense increased $971,000, or 152.0%, to $1.6 million for the six months ended March 31, 2008, from $639,000 for the six months ended March 31, 2007.  This increase was primarily due to increased income before taxes.  The effective tax rate was 37.7% for the six months ended March 31, 2008, as compared 31.8% for the six months ended March 31, 2007.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

(c) The Company repurchased Common Stock in the quarter ended March 31, 2008.  On August 14, 2007, the Board of Directors approved its second stock repurchase program, which authorized the repurchase of up to $2.0 million of the Company’s outstanding shares of common stock.  The second stock repurchase program was completed in March 2008.  On March 18, 2008, the Board of Directors approved a third stock repurchase program, which authorized the repurchase of up to $3.0 million of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2008, 250,959 total shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2008 through January 31, 2008	14,120	$12.75	230,272	$257,934
February 1, 2008 through February 29, 2008	4,800	$13.42	235,072	$193,535
March 1, 2008 through March 31, 2008	15,887	$13.12	250,959	$2,984,872

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on February 19, 2008. The matters considered and voted on by the Company’s stockholders at the annual meeting and the vote of the stockholders were as follows:

Matter 1. The election of directors, each for a three-year term.

NAME	FOR	%	WITHHOLD	%
Daniel O. Reich	12,450,482	98.1	240,186	1.9
John C. Gallin	12,450,932	98.1	239,736	1.9

The election of a director, for a two-year term.

NAME	FOR	%	WITHHOLD	%
Robert A. Zito	12,508,832	98.6	181,836	1.4

The election of a director, for a one-year term.

NAME	FOR	%	WITHHOLD	%
Arthur R. Williams	12,556,876	98.9	133,792	1.1

Directors John A. Loconsolo, Angelo J. Di Lorenzo and Vincent E. Caccese continued in their respective terms of office following the Annual Meeting of Stockholders.

Matter 2. The ratification of the appointment of Beard Miller Company LLP as the independent auditors of the Company for the fiscal year ending September 30, 2008.

FOR	%	AGAINST	%	ABSTAIN	%
12,632,679	99.6	48,966	0.4	9,023	–

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: May 14, 2008	/s/ Angelo J. Di Lorenzo
Angelo J. Di Lorenzo
Vice Chairman and Chief Executive Officer

Date: May 14, 2008	/s/ Ralph Walther
Ralph Walther
Vice President and
Chief Financial Officer