Form 10-Q
period 2008-06-30
Brooklyn Federal Bancorp, Inc.
filed 2008-08-14
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐          NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at August 12, 2008
Common Stock, $.01 Par Value	13,018,681

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

		Page Number

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Controls and Procedures	20

PART II.

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signature Page		23

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share amounts)
(Unaudited)

Assets	June 30, 2008	September 30, 2007
Cash and due from banks (including interest-earning balances of $5,614 and $2,442, respectively)	$9,336	$5,398
Certificates of deposit	1,397	3,890
Securities available-for-sale	4,300	4,601
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $72,044 and $72,030, respectively)	75,923	73,352
Other (estimated fair value of $1 and $2, respectively)	1	2
Loans held-for-sale	110,685	59,153
Loans receivable	233,030	227,273
Less: Allowance for loan losses	1,919	1,806
Loans receivable, net	231,111	225,467
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	1,966	1,032
Accrued interest receivable	2,137	2,305
Premises and equipment, net	2,258	1,019
Bank owned life insurance	9,040	8,961
Prepaid expenses and other assets	4,995	5,254
Total assets	$453,149	$390,434

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$18,536	$16,000
Interest-bearing deposits	119,215	108,307
Certificates of deposit	195,134	162,848
Total deposits	332,885	287,155
Borrowings:
Short-term FHLB of New York advances	24,139	7,332
Long-term FHLB of New York advances	1,500	1,939
Advance payments by borrowers for taxes and insurance	1,579	2,441
Accrued expenses and other liabilities	6,828	6,308
Total liabilities	366,931	305,175
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 and 13,484,210 issued and 13,089,381 and 13,311,483 outstanding, respectively	135	135
Additional paid-in capital	42,890	42,758
Retained earnings - substantially restricted	51,734	48,379
Treasury shares - at cost, 394,829 shares and 172,727 shares, respectively	(5,309)	(2,468)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,592)	(2,711)
Unallocated shares of the stock-based incentive plan	(640)	(774)
Accumulated other comprehensive loss:
Net unrealized loss on securities available-for-sale, net of income tax	—	(60)
Total stockholders’ equity	86,218	85,259
Total liabilities and stockholders’ equity	$453,149	$390,434

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Interest income:
First mortgage and other loans	$6,034	$5,821	$17,575	$17,849
Mortgage-backed securities	871	871	2,530	2,619
Other securities and interest-earning assets	117	181	450	596
Total interest income	7,022	6,873	20,555	21,064

Interest expense:
Deposits	2,331	2,330	7,248	6,775
Borrowings	134	325	438	1,321
Total interest expense	2,465	2,655	7,686	8,096

Net interest income before provision for loan losses	4,557	4,218	12,869	12,968
(Recovery of) provision for loan losses	(7)	—	113	4
Net interest income after (recovery of) provision for loan losses	4,564	4,218	12,756	12,964

Non-interest income:
Banking fees and service charges	765	493	1,797	1,558
Loss on impairment of securities available-for-sale	(582)	—	(582)	—
Net gain on sale of loans held-for-sale	53	50	276	62
Other	404	153	714	460
Total non-interest income	640	696	2,205	2,080

Non-interest expense:
Compensation and fringe benefits	1,909	2,148	5,625	8,507
Occupancy and equipment	376	253	1,052	795
Professional fees	42	148	239	406
Data processing fees	168	153	436	488
Other	498	336	1,122	962
Total non-interest expense	2,993	3,038	8,474	11,158

Income before income tax expense	2,211	1,876	6,487	3,886
Income tax expense	773	666	2,383	1,305
Net income	$1,438	$1,210	$4,104	$2,581
Earnings per common share:
Basic	$0.11	$0.09	$0.32	$0.20
Diluted	$0.11	$0.09	$0.32	$0.20
Average common shares outstanding:
Basic	12,880,591	13,057,122	12,917,331	13,017,562
Diluted	12,881,091	13,187,326	12,921,004	13,147,766

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share and per share amounts) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2006	$132	$37,799	$44,946	$—	$(2,870)	$—	$(44)	$79,963
Comprehensive income:
Net income	—	—	2,581	—	—	—	—	2,581
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(19)	(19)
Comprehensive income								2,562
Treasury stock purchased (66,200 shares)	—	—	—	(969)	—	—	—	(969)
Allocation of ESOP stock	—	46	—	—	119	—	—	165
Stock-based incentive plan expense (259,210 shares)	3	4,789	—	—	—	(953)	—	3,839
Dividends paid on common stock, $0.06 per share	—	—	(249)	—	—	—	—	(249)
Balance June 30, 2007	$135	$42,634	$47,278	$(969)	$(2,751)	$(953)	$(63)	$85,311

Balance September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259
Comprehensive income:
Net income	—	—	4,104	—	—	—	—	4,104
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(281)	(281)
Loss on impairment of securities available-for-sale, net of tax	—	—	—	—	—	—	341	341
Comprehensive income								4,164
Treasury stock purchased (222,102 shares)	—	—	—	(2,841)	—	—	—	(2,841)
Allocation of ESOP stock	—	33	5	—	119	—	—	157
Stock-based incentive plan expense	—	99	4	—	—	134	—	237
Dividends paid on common stock, $0.19 per share	—	—	(758)	—	—	—	—	(758)
Balance June 30, 2008	$135	$42,890	$51,734	$(5,309)	$(2,592)	$(640)	$—	$86,218
See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,104	$2,581
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
ESOP expense	152	165
Stock-based incentive plan	233	3,839
Depreciation and amortization	196	225
Provision for loan losses	113	4
Income from bank-owned life insurance	(266)	(255)
Loss on impairment of securities available-for-sale	582	—
Amortization of loan servicing rights	124	—
Amortization of deferred loan fees, net	(246)	(396)
(Accretion of discount), net of amortization of premiums	(7)	8
Accretion of discount on certificates of deposit	—	(3)
Originations of loans held-for-sale	(106,609)	(22,821)
Purchases of loans held-for-sale	(1,500)	—
Proceeds from sales of loans held-for-sale	32,213	2,225
Principal repayments on loans held-for-sale	20,612	29,062
Net gain on sales of loans held-for-sale	(276)	(62)
Decrease (increase) in accrued interest receivable	168	(357)
Deferred income tax benefit	(396)	(1,759)
Decrease (increase) in prepaid expenses and other assets	665	(281)
Increase in accrued expenses and other liabilities	520	876
Net cash (used in) provided by operating activities	(49,618)	13,051
Cash flows from investing activities:
Loan originations in excess of repayments	(315)	(7,234)
Purchase of loans receivable	(1,336)	—
Principal repayments on mortgage-backed securities held-to-maturity	11,370	14,973
Purchases of mortgage-backed securities held-to-maturity	(13,934)	(5,950)
Maturities and principal pay downs of other securities held-to-maturity	1	2
Purchases of securities available-for-sale	(178)	(177)
Maturities of certificates of deposit	2,493	2,977
(Purchase) redemption of FHLB of New York stock	(934)	1,107
Purchases of bank-owned life insurance	(15)	(15)
Proceeds from bank-owned life insurance	202	—
Purchases of premises and equipment	(1,435)	(45)
Net cash (used in) provided by investing activities	(4,081)	5,638
Cash flows from financing activities:
Increase in deposits	45,730	10,297
Net increase (decrease) in overnight FHLB advances	20,900	(24,300)
Proceeds from FHLB of New York term advances	10,000	30,000
Repayments of FHLB of New York term advances	(14,532)	(31,636)
Decrease in advance payments by borrowers for taxes and insurance	(862)	(616)
Purchase of treasury stock	(2,841)	(969)
Payment of cash dividend	(758)	(249)
Net cash provided by (used in) financing activities	57,637	(17,473)

Net increase in cash and cash equivalents	3,938	1,216
Cash and cash equivalents-beginning	5,398	4,078
Cash and cash equivalents-ending	$9,336	$5,294
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,715	$8,114
Taxes	2,689	3,450
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	1,523	8,354
Mortgage loans held-for-sale transferred to held-to-maturity	5,383	8,537
See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three-month and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  The consolidated financial statements for Brooklyn Federal Bancorp, Inc. (the “Company”), as presented in the Company’s Form 10-K for the year ended September 30, 2007, should be read in conjunction with these statements.

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

Note 3 - Impact of Certain Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” effective October 1, 2007.  The adoption of FIN 48 had no impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued, Statement of Financial Accounting Standard, (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

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

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF Issue No. 06-5,”Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” effective October 1, 2007.  The adoption of EITF 06-5 had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the potential impact, if any, of EITF 06-10 on our consolidated financial position and results of operations.

In May 2007, the FASB issued FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007.  The Company adopted FASB Staff Position (‘FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” effective October 1, 2007.  The adoption of FSP FIN 48-1 had no impact on the Company’s financial condition or results of operations.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our consolidated financial statements.

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

Staff Accounting Bulletin (“SAB”) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB No. 109 revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB No. 109 revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 retains the staff's views on incorporating expected net future cash flows related to internally developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB No. 109 to have a material impact on its financial statements.

SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the SAB series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB No. 110 is effective January 1, 2008.  The Company does not expect SAB No. 110 to have a material impact on its financial statements.

In February 2008, the FASB issued a FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Brooklyn Federal Savings Bank (the “Bank”).  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

•
Managing Our Interest Rate Risk.  With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows.  This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates begin to rise.  During the recent period of lower short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still utilizing a portion of our liquidity to purchase security investments and redeploying the excess repayments of those investments to loan originations.  Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments.  At June 30, 2008, $9.3 million, or 2.1% of our assets, was invested in cash and due from banks, and $1.5 million, or 0.3% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total Assets.  Total assets increased by $62.7 million, or 16.1%, to $453.1 million at June 30, 2008, from $390.4 million at September 30, 2007.  This increase was primarily due to increases in cash and due from banks, securities held-to-maturity, loans held-for-sale and loans receivable, net, FHLB stock and other assets, offset in part by decreases in investments in certificates of deposit investments and securities available-for sale.

Cash and Due from Banks.  Cash and due from banks increased $3.9 million, or 73.0%, to $9.3 million at June 30, 2008, from $5.4 million at September 30, 2007.  The increase was primarily due to increased volume of deposited checks and the funding of loans prior to closing.

Investment in Certificates of Deposit.  Certificates of deposit decreased $2.5 million, or 64.1%, to $1.4 million at June 30, 2008, from $3.9 million at September 30, 2007.  The decrease in these short-term investments was due to certificate maturities.

 Securities.  Investments in securities, which represent securities available-for-sale and securities held-to-maturity, increased $2.2 million, or 2.9%, to $80.2 million at June 30, 2008, from $78.0 million at September 30, 2007.  This increase was primarily due to purchases of mortgage-backed securities of $13.9 million and available for sale securities of $178,000, offset by repayments in mortgage-backed securities of approximately $11.4 million and an initial $582,000 impairment charge taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities. The market values of the fund’s holdings have been steadily decreasing which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund has recently implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $4.3 million investment in this asset.  The Company will continue to evaluate this investment and if the market value of such investment declines further and remains depressed for a substantial period of time, the Company will evaluate the investment for other-than-temporary impairment at that time.

Net Loans.  Net loans before allowance for loan losses, which includes loans held-for-sale, increased $57.3 million, or 20.0%, to $343.7 million at June 30, 2008, from $286.4 million at September 30, 2007, primarily due to increases in commercial real estate loans of $35.0 million, multi-family loans of $17.5 million, one-to four-family loans of $7.4 million and land loans of $2.5 million, offset by decreases of $4.7 million in construction loans and $38,000 in consumer and other loans.  Net deferred fees increased approximately $320,000.

At June 30, 2008, loans receivable in non-accrual status were approximately $6,000, which represented one loan.  This non-accrual loan is secured by a multi-family apartment building and the Bank has established a specific loss allowance for this loan totaling $6,000 and classified this loan as doubtful at June 30, 2008.

On the basis of management’s review of classified assets, at June 30, 2008, we classified $1.9 million of our assets as special mention representing one construction real estate loan with an appraised value of $5.3 million.  Management classified this loan as special mention due to slow progress in construction.

 Management has classified one commercial real estate loan of $6.8 million with an appraised value of $13.2 million as substandard.  This loan was classified as special mention at March 31, 2008.  The reason for the classification was due to the borrower’s history of making late contractual payments.

During the quarter ended June 30, 2008 a commercial loan for $3.3 million, which we classified as special mention at March 31, 2008, the Bank was repaid in full by the borrower, in regard to principal, interest and related fees.

Federal Home Loan Bank of New York Stock.  FHLB of New York stock increased $934,000, or 90.5%, to approximately $2.0 million at June 30, 2008.  At September 30, 2007 our FHLB stock investment balance was $1.0 million.  This increase was primarily due to increased activity with the FHLB of New York, which requires additional purchases of FHLB stock.

Bank Owned Life Insurance.  Bank owned life insurance increased $79,000, or 0.9%, to $9.0 million at June 30, 2008, from $8.9 million at September 30, 2007.  This increase was mainly due to a premium payment of $15,000 and cash surrender value increase of $266,000, offset in part by proceeds of approximately $202,000.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets, premises and equipment, net and accrued interest receivable increased $812,000, or 9.5%, to $9.4 million at June 30, 2008, from $8.6 million at September 30, 2007. This increase was mainly due to an increase in premises and equipment of approximately $1.2 million, offset in part by decreases in accrued interest receivable of $168,000 and prepaid expenses and other assets of $259,000.

Deposits.  Deposits increased by $45.7 million, or 15.9%, to $332.9 million at June 30, 2008, from $287.2 million at September 30, 2007.  The increase was primarily due to the Bank’s opening of its fifth branch in Commack, Suffolk County, New York on April 30, 2008 and competitive rates offered on its deposit products.

Borrowed Funds.  Total funds borrowed from the FHLB of New York, increased approximately $16.3 million, or 176.6%, to $25.6 million at June 30, 2008, from $9.3 million at September 30, 2007. The primary reason for the increase was the utilization of this type of financing to fund the mortgage loan production.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $520,000, or 8.2%, to $6.8 million at June 30, 2008, from $6.3 million at September 30, 2007.  This increase was primarily due to increases in mortgage related deposit payables of approximately $1.0 million and Supplemental Executive Retirement Plan (“SERP”) accruals of $100,000, offset in part by reductions in accounts payable of approximately $376,000, unprocessed banking liabilities of $155,000 and accrued expenses of $79,000.

Stockholders’ Equity.   Stockholders’ equity increased by $959,000, or 1.1%, to $86.2 million at June 30, 2008, from $85.3 million at September 30, 2007.  The primary reason for the increase is the results of net income for the period, offset in part by purchases of treasury stock of approximately $2.8 million, pursuant to the Company’s stock repurchase plans and payment of cash dividends on common stock outstanding of $758,000.

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

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities.  At June 30, 2008, $9.3 million, or 2.1%, of the Company’s assets were invested in cash and due from banks.  The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans.  Such activity is expected to continue so long as it meets the Company’s operational and financial needs.  In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements.  At June 30, 2008 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $1.5 million, or 0.3%, of the Company’s assets.  As of June 30, 2008, the Company had $25.6 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At June 30, 2008, the Company had approximately $215.0 million in commitments to originate loans and unused lines of credit outstanding, which included $38.5 million in undisbursed construction loans, $3.5 million in one- to four-family loans, $1.1 million in unused home equity lines of credit, $37.0 million in commercial real estate lines of credit and $132.7 million to originate multi-family and nonresidential mortgage loans.  The Bank had a stand by letter of credit commitment of approximately $2.1 million.  Certificates of deposit due within one year of June 30, 2008 totaled $157.5 million, or 80.7% of certificates of deposit.  If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before June 30, 2009.  Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at June 30, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$76,070	22.6%	$26,906	8.0%	$33,632	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	74,157	22.0	13,453	4.0	20,179	6.0
Tangible capital
(To tangible assets)	74,157	16.5	6,747	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	74,157	16.5	13,494	3.0	22,489	5.0

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s commercial commitments at June 30, 2008:

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)

To originate loans	$163,621	$163,621	$—	$—	$—
Stand by letter of credit	2,140	2,140	—	—	—
Unused lines of credit	49,214	49,214	—	—	—
Total	$214,975	$214,975	$—	$—	$—

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Income.  Net income increased $228,000, or 18.8%, to $1.4 million for the three months ended June 30, 2008, from $1.2 million for the three months ended June 30, 2007.  The primary reasons for the increase were increased interest income of $149,000, reduced interest expense of $190,000, reduced non-interest expense of $45,000 and a recovery of $7,000 for loan loss provision, offset in part by increased income tax expense of $107,000 and reduced non-interest income of $56,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased by $339,000, or 8.0%, to $4.5 million for the three months ended June 30, 2008, from $4.2 million for the three months ended June 30, 2007.  The increase in net interest income resulted primarily from an increase of 17 basis points in the Bank’s net interest rate spread to 3.70% for the three months ended June 30, 2008, from 3.53% for the three months ended June 30, 2007.  The average balance of interest-earning assets increased $30.6 million, or 8.0%, to $413.5 million for the three months ended June 30, 2008 from $382.9 million for the three months ended June 30, 2007 while the yield on interest-earning assets decreased 39 basis points to 6.79% for the three months ended June 30, 2008 from 7.18% for the three months ended June 30, 2007.  The average balance of interest-bearing liabilities increased $28.3 million, or 9.7%, to $319.6 million for the three months ended June 30, 2008 from $291.3 million for the three months ended June 30, 2007 while the cost of interest-bearing liabilities decreased 56 basis points to 3.09% for the three months ended June 30, 2008 from 3.65% for the three months ended June 30, 2007.  The Bank’s net interest margin remained at 4.41% for the three month periods ended June 30, 2008 and 2007.

Interest Income.  Interest income increased $149,000, or 2.2%, to $7.0 million for the three months ended June 30, 2008, from $6.9 million for the three months ended June 30, 2007.  Interest income on loans increased by $213,000, or 3.7%, to $6.0 million for the three months ended June 30, 2008, from $5.8 million for the three months ended June 30, 2007.  The primary reasons for the increase in interest income on loans were increases of $330,000 in multi-family and commercial real estate loan income, $273,000 in one- to four-family loan income and $1,000 in other loan income, offset in part by a decrease of $391,000 in construction loan income. The average balance of the loan portfolio increased by $38.6 million, or 13.4%, to $326.5 million for the three months ended June 30, 2008, from $287.9 million for the three months ended June 30, 2007. The average yield on loans decreased 70 basis points to 7.39% for the three months ended June 30, 2008, from 8.09% for the three months ended June 30, 2007. Interest income on security investments and other interest-earning assets decreased by $64,000, or 6.1%, to $988,000 for the three months ended June 30, 2008, from $1.1 million for the three months ended June 30, 2007.  The decrease in interest income on security investments and other interest-earning assets was primarily due to a reduction in the average balance of $8.0 million, or 8.4%, to $86.9 million at June 30, 2008 from $94.9 million at June 30, 2007, offset by an increase of 12 basis points in the average yield to 4.55% for the quarter ended June 30, 2008, compared to the average yield of 4.43% for the quarter ended June 30, 2007.

Interest Expense.  Interest expense decreased $190,000, or 7.2%, to $2.5 million for the three months ended June 30, 2008, from $2.7 million for the three months ended June 30, 2007.  Interest expense on deposits increased $1,000, to $2.3 million at June 30, 2008 and 2007.  Interest expense on FHLB of New York borrowings decreased $191,000, or 58.8%, to $134,000 at June 30, 2008, from $325,000 at June 30, 2007.  The decrease was primarily the result of a decrease in the average balance in FHLB of New York borrowings of $6.0 million and its decrease in cost of 238 basis points, offset in part by an increase in the average balance of interest-bearing deposits of $34.3 million and its decreased cost of 40 basis points.  In addition, the average cost of total interest-bearing liabilities decreased 56 basis points to 3.09% for the three months ended June 30, 2008, from 3.65% for the three months ended June 30, 2007.

Provision for Loan Losses.  The Bank’s provision for loan losses decreased $7,000 to a recovery of $7,000 for the three months ended June 30, 2008, from no provision for loan losses for the three months ended June 30, 2007.  Management believes the established loan loss reserves are adequate.  The allowance for loan losses as of June 30, 2008, represented 0.56% of total loans, compared to 0.61% of total loans as of June 30, 2007.

Non-interest Income.  Non-interest income decreased by $56,000, or 8.0%, to $640,000 for the three months ended June 30, 2008, from $696,000 for the three months ended June 30, 2007. This decrease was primarily due to an initial $582,000 impairment charge taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities. The market values of the fund’s holdings have been steadily decreasing which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund has recently implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $4.3 million investment in this asset.  The Company will continue to evaluate this investment and if the market value of such investment declines further and remains depressed for a substantial period of time, the Company will evaluate the investment for other-than-temporary impairment at that time.  The decrease was also due to depositor related fees of $8,000, offset in part by increases in bank owned life insurance income and proceeds of $235,000, loan fees of $280,000, net gain on sale of loans held-for-sale of $3,000 and miscellaneous fees of $16,000.

 Non-interest Expense.  Non-interest expense decreased by $45,000, or 1.5%, to $3.0 million for the three months ended June 30, 2008, from $3.0 million for the three months ended June 30, 2007.  The decrease resulted primarily from decreases of  $239,000 in compensation and fringe benefits, which included decreases in the Company’s stock-based incentive plan of $550,000, supplemental executive retirement plan of $25,000 and ESOP expense of $10,000, offset in part by increases in salaries of $283,000 and miscellaneous officer and employee expenses of $63,000. The Company also experienced decreased professional fees of $106,000, offset in part by increased costs in occupancy and equipment of $123,000, other expenses of $162,000, which include advertising, promotional items and postage, and data processing fees of $15,000.

Income Taxes. Income tax expense increased $107,000, or 16.1%, to $773,000 for the three months ended June 30, 2008, from $666,000 for the three months ended June 30, 2007.  The primary reason for this increase is increased income before provision for income taxes.  The effective income tax rate of the Company for the three months ended June 30, 2008, was 35.0% and for the three months ended June 30, 2007 the effective income tax was 35.5%.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and 2007

Net Income.  Net income increased by $1.5 million, or 59.0%, to $4.1 million for the nine month period ended June 30, 2008, from $2.6 million for the same period in 2007.  The primary reasons for the increase in net income were a $2.7 million decrease in non-interest expense, a decrease in interest expense of $410,000 and an increase in non-interest income of $125,000, offset in part by increases in provision for income taxes of $1.1 million, provision for loan losses of $109,000 and a reduction in interest income of $509,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $99,000, or 0.8%, to $12.9 million for the nine month period ended June 30, 2008, from approximately $13.0 million for the same period in 2007.  This decrease was primarily due to a seven basis point decrease in the Bank’s net interest rate spread to 3.53% for the nine months ended June 30, 2008, from 3.60% for the nine months ended June 30, 2007.  The average balance of interest-earning assets increased approximately $9.2 million, or 2.4%, to a $396.4 million for the nine months ended June 30, 2008, from $387.2 million for the nine months ended June 30, 2007, while the yield on interest-earning assets decreased 34 basis points to 6.91% for the nine months ended June 30, 2008, from 7.25% for the nine months ended June 30, 2007.  The average balance of interest-bearing liabilities increased approximately $7.6 million, or 2.6%, to $303.3 million for the nine months ended June 30, 2008, from $295.7 million for the nine months ended June 30, 2007, while the cost of interest-bearing liabilities decreased 27 basis points to 3.38% for the nine months ended June 30, 2008, from 3.65% for the nine months ended June 30, 2007.  The Bank’s net interest margin decreased 14 basis points to 4.33% for the nine months ended June 30, 2008, from 4.47% for the nine months end June 30, 2007.

Interest Income.  Interest income decreased $509,000, or 2.4%, to $20.6 million for the nine months ended June 30, 2008, from $21.1 million for the nine months ended June 30, 2007.  The decrease was due to decreases in interest income from multi-family and commercial loans of $233,000, construction loans of $940,000, mortgage back securities of $89,000 and other interest earning assets of $146,000, offset in part by increased interest income on one-to four- family and other loans of $897,000. The yield on the mortgage loan portfolio decreased 66 basis points to 7.58% for the nine months ended June 30, 2008, from 8.24% for the nine months ended June 30, 2007.  The yield on investment securities and other interest-earning assets increased 19 basis points to 4.55% for the nine months ended June 30, 2008, from 4.36% for the nine months ended June 30, 2007.  The average yield on total interest-earning assets decreased by 34 basis points to 6.91% for the nine months ended June 30, 2008, from 7.25% for the nine months ended June 30, 2007.

Interest Expense.  Interest expense decreased $410,000, or 5.1%, to $7.7 million for the nine months ended June 30, 2008, from $8.1 million for the nine months ended June 30, 2007.  The decrease in interest expense reflected a 27 basis point decrease in the cost of interest-bearing liabilities to 3.38% for the nine months ended June 30, 2008, from 3.65% for the nine months ended June 30, 2007, offset in part by an increase in the average interest-bearing liabilities balance of $7.6 million.  The decrease in interest expense reflected lower market interest rates on the Bank’s borrowings with the FHLB of New York during the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007.  Interest expense on savings accounts decreased by $52,000, or 10.5%, to $443,000 for the nine months ended June 30, 2008, from $495,000 for the nine months ended June 30, 2007, as the average cost on savings accounts increased one basis point, to 1.01% for the nine months ended June 30, 2008, from 1.00% for the nine months ended June 30, 2007.  The average balance of savings accounts decreased $7.8 million, or 11.7%, to $58.3 million for the nine months ended June 30, 2008, from $66.1 million for the nine months ended June 30, 2007.  Interest expense on money market and NOW accounts increased $382,000, or 60.9% to $1.0 million for the nine months ended June 30, 2008, from $627,000 for the nine months ended June 30, 2007, as the average cost on these deposits increased four basis points to 2.37% for the nine months ended June 30, 2008, from 2.33% for the nine months ended June 30, 2007, while the average balances increased $20.8 million, or 58.0%, to $56.7 million for the nine months ended June 30, 2008, from $35.9 million for the nine months ended June 30, 2007.  Interest expense on certificates of deposit increased by $143,000, or 2.5%, to $5.8 million for the nine months ended June 30, 2008, from $5.7 million for the nine months ended June 30, 2007, as the average cost on certificates of deposit decreased by 20 basis points to 4.50% for the nine months ended June 30, 2008, from 4.70% for the nine months ended June 30, 2007. The average balance of certificates of deposit increased approximately $11.3 million, or 7.0%, to $171.7 million for the nine months ended June 30, 2008, from $160.4 million for the nine months ended June 30, 2007.   Interest expense on FHLB of New York advances decreased by $883,000, or 66.8%, to $438,000 for the nine months ended June 30, 2008, from $1.3 million for the nine months ended June 30, 2007, as the average of the FHLB of New York advances decreased by $16.7 million, or 50.2%, to $16.5 million for the nine months ended June 30, 2008 from $33.2 million for the nine months ended June 30, 2007.  The average cost on these borrowings decreased 177 basis points to 3.53% for the nine months ended June 30, 2008, from 5.30% for the nine months ended June 30, 2007.

Provision for Loan Losses.  Our provision for loan losses increased $109,000 to $113,000 for the nine months ended June 30, 2008, compared to $4,000 for the nine months ended June 30, 2007.  The increase is due to the originations in higher risk loans.   Our non-performing loans in non-accrual status totaled $6,000 and $71,000 at June 30, 2008 and June 30, 2007, respectively.  The allowance for loan losses at June 30, 2008, represented 0.56% of total loans, compared to 0.61% of total loans at June 30, 2007.

Non-interest Income.  Non-interest income increased by $125,000, or 6.0% to $2.2 million for the nine months ended June 30, 2008, from $2.1 million for the nine months ended June 30, 2007.  The increase was primarily due to increases of $239,000 in banking fees and service charges, $214,000 in net gain on sale of loans held-for-sale and  $254,000 in other income, offset by an initial $582,000 impairment charge taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities, as previously discussed.  The increase in banking fees and service charges was primarily due to increased loan syndication fees of approximately $378,000, offset in part by reductions in other loan fees of approximately $124,000 and deposit related fees of approximately $15,000.  The increase in the net gain on sale of loans available-for-sale was due to increased sales of loans and servicing rights associated with such sales.  The increase in other income was primarily due to an $11,000 increase in cash surrender value and $234,000 of proceeds from bank owned life insurance and a $9,000 increase in other miscellaneous income.

Non-interest Expense.  Non-interest expense decreased $2.7 million, or 24.1%, to $8.5 million for the nine months ended June 30, 2008, compared to $11.2 million for the nine months ended June 30, 2007.  The largest component of the decrease was in compensation and fringe benefits.  Compensation and fringe benefits decreased approximately $2.9 million, or 33.9%, to $5.6 million for the nine months ended June 30, 2008, from $8.5 million for the nine months ended June 30, 2007.  This decrease was primarily due to the decreases in stock-based incentive plan expense of $3.6 million and the supplemental executive retirement plan of $141,000 and ESOP expense of $13,000, offset by increases in compensation of $700,000, which included general salary increases for officers and employees and hiring of staff, health care expense of $91,000 and other miscellaneous employee expenses of $85,000.  In addition, professional fees decreased $167,000 and data processing fees decreased $52,000, offset in part by increases in occupancy and equipment expense of $257,000 and miscellaneous expenses of $160,000, which is comprised of advertising and public relations, insurance and other expense.

Income Taxes.  Income tax expense increased $1.1 million, or 82.6%, to $2.4 million for the nine months ended June 30, 2008, from $1.3 million for the nine months ended June 30, 2007.  This increase was primarily due to increased income before taxes.  The effective tax rate was 36.7% for the nine months ended June 30, 2008, as compared 33.6% for the nine months ended June 30, 2007.

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

ITEM 4T.                CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (c) The Company repurchased Common Stock in the quarter ended June 30, 2008.  On March 18, 2008, the Board of Directors approved its third stock repurchase program, which authorized the repurchase of up to $3.0 million of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2008, 394,829 total shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2008 through April 30, 2008	6,330	$12.48	257,289	$2,905,904

May 1, 2008 through May 31, 2008	5,500	$12.39	262,789	$2,837,784

June 1, 2008 through June 30, 2008	132,040	$12.47	394,829	$1,191,303

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

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: August 14, 2008	/s/ Angelo J. Di Lorenzo
Angelo J. Di Lorenzo
Vice Chairman and Chief Executive Officer

Date: August 14, 2008	/s/ Ralph Walther
Ralph Walther
Vice President and
Chief Financial Officer