Form 10-K
period 2008-09-30
Brooklyn Federal Bancorp, Inc.
filed 2008-12-29
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008; OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Commission file Number: 000-51208

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $42,061,300.

The number of shares outstanding of the registrant’s common stock was 12,987,018 as of December 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2009 Annual Meeting of Stockholders of the Registrant (Part III).

BROOKLYN FEDERAL BANCORP, INC.
2008 FORM 10-K
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

          The Company issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. At September 30, 2008 there were 13,000,081 total shares outstanding resulting in a 71.2% ownership by BFS Bancorp, MHC.

Brooklyn Federal Savings Bank

          The Bank is a federally chartered savings bank headquartered in Brooklyn, New York. The Bank was originally founded in 1887. We conduct our business from our main office and four branch offices. The Bank opened its fifth full-service branch office in Commack, Suffolk County, New York on April 30, 2008. All of our offices are located in New York. The telephone number at our main office is (718) 855-8500.

          At September 30, 2008, we had total assets of $483.8 million, total deposits of $342.5 million and stockholders’ equity of $86.3 million. Our net income for the year ended September 30, 2008 was $5.6 million. Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a lesser extent, a variety of consumer loans and home equity loans. The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

          Our website address is www.brooklynbank.com. Information on our website should not be considered a part of this document.

Competition

          We face intense competition within our market area both in making loans and attracting deposits. The New York City metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2008 our market share of deposits represented 0.51%, 0.22% and 0.18% of deposits in each of Kings, Nassau, and Suffolk Counties, New York, respectively.

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

Market Area

          We are part of the diverse economy of the New York City metropolitan area. Brooklyn (Kings County) is an urban market area while Nassau and Suffolk Counties are suburban. Our market area has a stable population and household base. In 2006, the median household income for Kings, Nassau, and Suffolk Counties was $40,393, $85,994 and $76,847, respectively. Our primary lending area is concentrated in Brooklyn and Nassau and Suffolk Counties, New York, although we originate loans in all five boroughs of New York City as well as Westchester County, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. Our customer base consists primarily of middle-income households, and to a lesser extent low- to moderate-income households. The median household income for Brooklyn is below the national and New York state median household incomes. In addition, the unemployment rate in Kings County is higher than in the surrounding suburbs.

Lending Activities

          Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past five years, we have increased our origination of multi-family, commercial real estate and construction loans in an effort to increase interest income, and these loans have increased from 65.0% of our total loans receivable at September 30, 2004 to 66.1% of our total loans receivable at September 30, 2008. Commercial real estate loans totaled $139.0 million, or 36.9% of our total loans receivable at September 30, 2008. One- to four-family residential real estate mortgage loans represented $82.9 million, or 22.0%, of our loans receivable at September 30, 2008. Multi-family real estate loans totaled $75.5 million, or 20.0% of the total loans receivable at September 30, 2008. Construction loans totaled $34.4 million, or 9.1% and land loans totaled $44.1 million, or 11.7% of the total loans receivable at September 30, 2008. At September 30, 2008, we had $135.0 million in loans held-for-sale compared to no loans held-for-sale at September 30, 2004, representing an increase of $135.0 million. On a limited basis, we originate consumer loans. We sell most of our longer-term residential loans to the Federal Home Loan Bank of New York and other investors, on a servicing-retained basis. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines.

          Loans Receivable Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans:
One-to four-family	$82,144	33.99%	$74,103	32.57%	$56,722	28.87%	$54,840	27.85%	$57,142	34.80%
Multi-family	32,243	13.34%	42,192	18.54%	46,255	23.55%	46,244	23.48%	35,690	21.73%
Commercial real estate	103,336	42.76%	96,534	42.43%	71,805	36.56%	71,596	36.35%	54,669	33.29%
Construction	13,761	5.69%	11,926	5.24%	18,169	9.25%	20,305	10.31%	16,425	10.00%
Land	9,288	3.84%	1,793	0.79%	2,924	1.49%	3,570	1.81%	—	—%
Consumer and other	909	0.38%	970	0.43%	551	0.28%	398	0.20%	294	0.18%

Total loans receivable	$241,681	100.00%	$227,518	100.00%	$196,426	100.00%	$196,953	100.00%	$164,220	100.00%

Other items:
Net deferred loan fees	(327)		(245)		(314)		(368)		(273)
Allowance for loan losses	(2,205)		(1,806)		(1,757)		(1,321)		(920)

Total loans receivable, net	$239,149		$225,467		$194,355		$195,264		$163,027

          Loans Held-For-Sale Portfolio Composition. The following table sets forth the composition of our held-for-sale loan portfolio, by type of loan at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans:
One-to four-family	$714	0.53%	$314	0.53%	$720	0.78%	$540	6.28%	$—	—%
Multi-family	43,249	32.03%	14,238	23.99%	27,278	29.42%	850	9.88%	—	—%
Commercial real estate	35,664	26.41%	10,972	18.49%	26,871	28.98%	6,058	70.42%	—	—%
Construction	20,637	15.28%	12,226	20.60%	13,385	14.44%	480	5.58%	—	—%
Land	34,774	25.75%	21,601	36.39%	24,463	26.38%	675	7.84%	—	—%

Total loans held-for-sale	$135,038	100.00%	$59,351	100.00%	$92,717	100.00%	$8,603	100.00%	$—	—%

Other items:
Net deferred loan fees	(867)		(198)		(474)		—		—

Total loans held-for-sale, net	$134,171		$59,153		$92,243		$8,603		$—

          Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2008, including loans held-for-sale totaling $135.0 million at September 30, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total
	(In thousands)
Due During the Years Ending September 30,
2009	$6,801	$42,735	$63,552	$20,675	$37,339	$328	$171,430
2010	5,849	19,882	18,629	11,210	6,723	273	62,566
2011	8,386	4,129	15,410	—	—	218	28,143
2012 to 2013	9,906	3,104	39,398	2,513	—	89	55,010
2014 to 2018	19,608	5,642	1,334	—	—	1	26,585
2019 to 2023	10,248	—	238	—	—	—	10,486
2024 and beyond	22,060	—	439	—	—	—	22,499

Total	$82,858	$75,492	$139,000	$34,398	$44,062	$909	$376,719

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans, including loans held-for-sale, at September 30, 2008 that are contractually due after September 30, 2009.

	Due After September 30, 2009
	Fixed	Adjustable	Total
	(In thousands)

One-to four-family	$68,713	$7,344	$76,057
Multi-family	16,514	16,243	32,757
Commercial real estate	68,778	6,670	75,448
Construction	—	13,723	13,723
Land	—	6,723	6,723
Consumer and other	581	—	581

Total loans	$154,586	$50,703	$205,289

          Loan Originations, Sales and Repayments. Historically, we have originated mortgage loans pursuant to underwriting standards that generally conform to government sponsored agency guidelines. Loan origination activities are primarily concentrated in New York, Kings, Nassau and Suffolk Counties, New York. New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines. We generally sell longer-term, fixed rate mortgage loans and generally retain in our portfolio the majority of our adjustable rate and shorter-term, fixed rate mortgage loans.

          The following table shows loan originations (including loans held-for-sale), sales and principal repayments for the years indicated.

	Years Ended September 30,
	2008	2007	2006
	(In thousands)

Total loans at beginning of period	$286,869	$289,143	$205,556
Loans originated:
One- to four-family	26,071	30,092	12,128
Multi-family	56,421	9,320	38,327
Commercial real estate	70,930	59,111	38,046
Construction	35,583	31,016	36,102
Land	10,892	11,431	25,330
Consumer and other	574	787	363
Total loans originated	200,471	141,757	150,296
Loans purchased	5,848	—	3,343
Deduct:
Principal repayments	(82,623)	(73,950)	(42,367)
Sales of whole loans	(4,430)	(2,970)	(6,051)
Sales of participation interests	(29,416)	(67,111)	(21,634)
Net loan activity	89,850	(2,274)	83,587
Total loans at end of period	$376,719	$286,869	$289,143

          In loan participation transactions, we originate and fund the full loan amount and subsequently identify other lending institutions who purchase participation interests in the loan. For purposes of the above table, originations of these loans are included within our total origination activity and the subsequent sales are shown as deductions. Participations differ from loan syndication transactions which are not transfers of financial assets for financial reporting purposes. As the manager of a loan syndication, prior to closing the loan, we identify other lenders who agree to fund portions of the total loan at closing. We record our share of the loan syndication as a loans receivable and therefore have included only those amounts within total loan originations in the above table. The amounts funded by other syndication lenders, which are not reflected as loan originations and sales in our consolidated financial statements and therefore are excluded from the table, totaled $129.7 million, $76.8 million and $27.3 million for syndications completed during the years ended September 30, 2008, 2007 and 2006, respectively.

          One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Kings, Nassau and Suffolk Counties, New York. At September 30, 2008, approximately $82.1 million, or 34.0% of our loans receivable and $714,000, or 0.5% of our loans held-for-sale, consisted of one- to four-family residential loans. Our originations of one- to four-family loans decreased by $4.0 million compared to 2007. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. We originate and sell in the secondary market one- to four-family residential mortgage loans in excess of the 80% loan-to-value ratio without private mortgage insurance. Fixed-rate loans are originated for terms of 10, 15, 20, 25 and 30 years. At September 30, 2008, our largest loan secured by one- to four-family real estate had a principal balance of approximately $2.6 million and our second largest loan secured by one- to four-family real estate had a principal balance of approximately $1.8 million. The loans were secured by a two-family and a one-family residence, respectively, and were performing in accordance with their terms. These loans are in the Bank’s loans receivable portfolio.

          We also offer adjustable-rate mortgage loans with one and three-year adjustment periods based on changes in a designated United States Treasury index and prime rate. We originated $2.4 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2008 and $1.7 million during the year ended September 30, 2007. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. We currently do not offer adjustable rate mortgage loans with interest rates that adjust below the initial interest rate or adjustable rate mortgage loans with terms that provide the borrower options with regard to the amount or timing of periodic payments. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

          Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2008, $7.8 million, or 9.5%, of our one- to four-family residential loans had adjustable rates of interest.

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

          Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $32.2 million, or 13.3% of the total loans receivable and $43.2 million, or 32.0% of our loans held-for-sale at September 30, 2008. Multi-family real estate loans generally are secured by rental properties (including multi-family apartment buildings). Substantially all multi-family real estate loans are secured by properties located within our lending area. At September 30, 2008, we had 58 multi-family real estate loans with an average principal balance of $1.3 million. At September 30, 2008, our largest multi-family real estate loan balance was $10.2 million and is in our held-for-sale portfolio. Multi-family real estate loans generally are offered with fixed interest rates. Multi-family real estate loans are originated for terms of up to 15 years.

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

          Commercial Real Estate Loans. At September 30, 2008, $103.3 million, or 42.8% of our total loans receivable and $35.7 million, or 26.4% of total loans held-for-sale consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 30 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. At September 30, 2008, we had 90 commercial real estate loans with an average outstanding balance of $1.5 million. At September 30, 2008, our largest commercial real estate loan balance was $8.8 million and is in our held-for-sale portfolio.

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

          Construction Loans. At September 30, 2008, $13.8 million, or 5.7%, of our total loans receivable and $20.6 million, or 15.3% of total loans held-for-sale consisted of construction loans. Most of our construction loans are for the construction of multi-family and mixed-use properties. The majority of our construction loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria. If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential construction loans. Construction loans are generally structured with an option for permanent mortgage financing once the construction is completed. At September 30, 2008, our largest construction loan balance was $2.5 million and is held in our loans receivable portfolio. Construction loans generally have a two-year term and are generally repaid from the sale of units or refinancing upon completion. These loans generally have interest rates that adjust daily with prime and generally will not have an interest rate that adjusts below the initial interest rate. Construction loans require only the payment of interest during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

          Land Loans. In 2005, we began to originate land loans based on our increased construction loan activity. At September 30, 2008, $9.3 million, or 3.8% of our total loans receivable and $34.8 million or 25.8% of total loans held-for-sale consisted of land loans. Our land loans are made primarily in conjunction with construction loan financing. In most cases the value of the land represents the borrower’s up-front equity in our construction loans. When the land value exceeds the borrower’s equity requirement, which is usually 25% of total project costs, including land, we will consider originating this type of land loan. The majority of our land loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria. If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice. We currently offer primarily adjustable-rate residential land loans. At September 30, 2008, our largest land loan balance was $7.9 million and is held-for-sale. Land loans are generally repaid at the end of a two-year period. These loans generally have interest rates that adjust daily in conjunction with the prime rate and generally will not have an interest rate that adjusts below the initial interest rate. Land loans will generally be made in amounts of up to 75% of the appraised value.

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

          Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal loans. At September 30, 2008, these other loans totaled $909,000, or 0.4% of the loans receivable portfolio.

          Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All one- to four-family mortgage loans up to $850,000 must be approved by two members of the Management Loan Committee. All other mortgage loans up to $850,000 must be approved by two of the following officers: the President, the Chief Lending Officer, the Senior Vice President and the Manager of Residential Lending. All loans in excess of $850,000 must be approved by the Directors’ Loan Committee. In addition, the board of directors ratifies all loans approved by management.

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

          Non-Performing Loans. Non-performing loans are either in non-accrual status or past contractual maturity date. At September 30, 2008, $2.0 million of our loans, or 0.54% of our total loans, were past maturity. These loans were two mortgage loans, which consist of one multi-family loan and one commercial loan. The multi-family loan of approximately $1.9 million is on a vacant apartment building located in New York City appraised at $25.3 million and is classified as special mention due to the note being past maturity on September 1, 2008. Subsequently, in November 2008 we classified this loan as substandard and placed this loan in non-accrual status. The commercial loan of $130,000, which is classified as special mention due to the note being past maturity on August 1, 2008, subsequently paid off in November 2008. Both loans were past maturity and still accruing at September 30, 2008.

          Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-performing loans:
One-to four-family	$—	$—	$154	$—	$13
Multi-family	1,883	41	145	282	—
Commercial real estate	130	—	—	1,807	—
Construction	—	611	—	1,422	—
Total non-performing assets	$2,013	$652	$299	$3,511	$13

Ratios:
Total non-performing loans to total loans	0.54%	0.23%	0.10%	1.71%	—	%(1)
Total non-performing loans to total assets	0.42%	0.17%	0.07%	1.03%	—	%(1)
Total non-performing assets to total assets	0.42%	0.17%	0.07%	1.03%	—	%(1)

(1)           Percentage is less than 0.01%.

          Delinquencies.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
Multi-family	—	$—	—	$—	—	$—
Construction	—	—	—	—	—	—
Total	—	$—	—	$—	—	$—

At September 30, 2007
Multi-family	—	$—	1	$41	1	$41
Construction	—	—	1	611	1	611
Total	—	$—	2	$652	2	$652

At September 30, 2006
One-to four-family	—	$—	2	$154	2	$154
Multi-family	—	—	1	145	1	145
Total	—	$—	3	$299	3	$299

          For the year ended September 30, 2008, there was no gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms.

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

          On the basis of management’s review of classified assets, at September 30, 2008, we classified $5.4 million of our assets as special mention representing three commercial real estate loans of $1.2 million, $260,000 and $130,000, one construction real estate loan of $1.9 million and one multi-family loan of $1.9 million.  Each of the three commercial real estate loans were making payments past their respective contractual due dates.  The $130,000 loan was classified as substandard but the loan was paid in full in November 2008.  The construction real estate loan of $1.9 million was late making contractual payments, but all payments are now current.  The multi-family real estate loan of $1.9 million has a liquidity problem, and in October 2008 was classified as substandard and placed in non-accrual status.  All of the previously mentioned loans were still accruing through September 30, 2008.

          On the basis of management’s review of classified assets, at September 30, 2008, we classified $6.8 million of our assets as substandard, which represented one commercial real estate loan with an appraised value of $13.2 million. This loan was classified as special mention at March 31, 2008. The reason for the substandard classification is due to the borrower’s history of making late contractual payments. At September 30, 2008, none of our assets were classified as loss.

          The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

          Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio.  We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  We do not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans that are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions.  The allowance for loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, representing losses that are both probable and reasonably estimable.

          In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

          The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
Balance at beginning of year	$1,806		$1,757		$1,321		$920		$848

Charge-offs:
Consumer and other	—		—		—		(1)		—
Recoveries	—		—		—		—		—
Net charge-offs	—		—		—		(1)		—
Provision for loan losses	399		49		436		402		72

Balance at end of year	$2,205		$1,806		$1,757		$1,321		$920

Ratios:
Net charge-offs to average loans outstanding	—	%(1)	—	%(1)	—	%(1)	—	%(1)	—	%(1)
Allowance for loan losses to total loans at end of period	0.59%		0.63%		0.61%		0.64%		0.56%

(1)           Percentage is less than 0.01%.

          We have charged-off one consumer loan with a balance of $1,000 since fiscal year 2004.  We have not charged-off a real estate mortgage loan since 2001, due in part, to a stable local economy with significant appreciation in real estate values, prudent underwriting of loans and continuous monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and the Bank suffered no losses on foreclosed assets during that period.  There can be no assurance that the Bank will not experience a deterioration of its loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

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

	At September 30,
	2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$80	3.63%	33.99%	$69	3.82%	32.57%	$60	3.41%	28.87%
Multi-family	248	11.25%	13.34%	365	20.21%	18.54%	496	28.23%	23.55%
Commercial real estate	1,316	59.68%	42.76%	1,089	60.30%	42.43%	666	37.91%	36.56%
Construction	196	8.89%	5.69%	185	10.24%	5.24%	292	16.62%	9.25%
Land	357	16.19%	3.84%	90	4.99%	0.79%	239	13.60%	1.49%
Consumer and other	8	0.36%	0.38%	8	0.44%	0.43%	4	0.23%	0.28%

Total allowance for loan losses	$2,205	100.00%	100.00%	$1,806	100.00%	100.00%	$1,757	100.00%	100.00%

	At September 30,
	2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$54	4.09%	27.85%	$90	9.78%	34.80%
Multi-family	417	31.57%	23.48%	214	23.26%	21.73%
Commercial real estate	609	46.10%	36.35%	441	47.94%	33.29%
Construction	194	14.68%	10.31%	174	18.91%	10.00%
Land	45	3.41%	1.81%	—	—%	—%
Consumer and other	2	0.15%	0.20%	1	0.11%	0.18%

Total allowance for loan losses	$1,321	100.00%	100.00%	$920	100.00%	100.00%

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

Investments

          Investments and Mortgage-Backed Securities. Our investment portfolio at September 30, 2008 included $78.1 million of mortgage-backed securities, all of which are classified as held to maturity, and $2.8 million of Federal Home Loan Bank of New York stock. In addition, our investment portfolio at September 30, 2008 included $3.7 million of mutual fund shares, comprised of an ultra-short term mutual fund classified as available-for-sale. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

          At September 30, 2008, we held $30.1 million of mortgage-backed securities issued by Freddie Mac and Fannie Mae, which are United States government-sponsored enterprises. The remaining $48.0 million of our mortgage-backed securities represents securities of private issuers and United States government agencies. Private issuer securities typically offer rates above those paid on securities of government-sponsored enterprises, but lack the guaranty of those enterprises and are often less liquid. The government-sponsored enterprises’ portion of the mortgage-backed securities portfolio consisted of $25.4 million in fixed-rate mortgage-backed securities and $4.7 million in adjustable rate mortgage-backed securities.

          The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2008		2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
Mutual fund shares	$3,655	$3,655	$4,704	$4,601	$4,464	$4,389
Total securities available-for-sale	$3,655	$3,655	$4,704	$4,601	$4,464	$4,389

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$30,136	$29,222	$40,323	$39,074	$55,133	$53,097
Government agency	152	146	173	175	199	199
Private issuers	47,798	41,628	32,856	32,781	31,635	31,496
Other debt obligations	—	—	2	2	5	5
Total securities held-to-maturity	$78,086	$70,996	$73,354	$72,032	$86,972	$84,797

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. This table does not reflect the Bank’s investment in a mutual fund which has no contractual maturity date and is classified as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$48	6.00%	$—	—%	$11,589	4.05%	$18,499	3.76%	$30,136	$29,222	3.88%
Government agency	—	—	—	—	102	5.11%	50	8.56%	152	146	6.24%
Private issuers	—	—	—	—	583	4.92%	47,215	5.08%	47,798	41,628	5.06%
Total securities held-to-maturity	$48	6.00%	$—	—%	$12,274	4.10%	$65,764	4.70%	$78,086	$70,996	4.60%

Sources of Funds

          General. Deposits have traditionally been our primary source of funds for our lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used to compensate for reductions in deposits and to fund loan and securities growth. As of September 30, 2008, we had $44.2 million of borrowings outstanding from the Federal Home Loan Bank of New York.

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

          The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes that our deposits are relatively stable. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At September 30, 2008, $210.4 million, or 61.4%, of our deposit accounts were certificates of deposit, of which $153.4 million had maturities of one year or less.

          Deposit Accounts. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At September 30,
	2008			2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW accounts	$10,251	2.99%	0.75%	$10,609	3.70%	0.75%	$11,374	4.20%	0.75%
Checking accounts	18,773	5.48	—	16,000	5.57	—	18,908	6.98	—
Money market accounts	44,890	13.11	2.58	37,304	12.99	3.98	15,624	5.77	2.81
Total deposit accounts	73,914	21.58	1.67	63,913	22.26	2.45	45,906	16.95	1.14

Passbook savings accounts	58,162	16.98	1.05	60,394	21.03	1.00	72,736	26.84	1.00

Certificates of deposit	210,399	61.44	3.87	162,848	56.71	4.78	152,361	56.21	4.50

Total deposits	$342,475	100.00%	2.92%	$287,155	100.00%	3.47%	$271,003	100.00%	2.99%

          Deposit Activity. The following table sets forth our deposit activity for the periods indicated.

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Beginning balance	$287,155	$271,003	$251,634
Net increase before interest credited	45,721	6,990	12,691
Interest credited	9,599	9,162	6,678
Net increase in deposits	55,320	16,152	19,369
Ending balance	$342,475	$287,155	$271,003

          Large Certificates of Deposits. As of September 30, 2008 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $55.1 million. The following table sets forth the maturity of those certificates as of September 30, 2008.

At September 30, 2008
(In thousands)

Three months or less	$7,241
Over three months through six months	16,032
Over six months through one year	18,147
Over one year to three years	10,318
Over three years	3,365

Total	$55,103

          Certificate of Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2008.

	Less than one year	Over one year to two years	Over two years to three years	Over three years to four years	Over four years to five years	Over five years	Total	Percentage of total certificate accounts
	(Dollars in thousands)
Interest Rate
2.00% -2.99%	$27,238	$442	$181	$—	$—	$—	$27,861	13.24%
3.00%-3.99%	86,666	12,405	687	—	2,151	—	101,909	48.44
4.00% -4.99%	19,611	22,706	3,925	5,271	8,437	—	59,950	28.49
5.00% -5.99%	19,849	—	830	—	—	—	20,679	9.83

Total	$153,364	$35,553	$5,623	$5,271	$10,588	$—	$210,399	100.00%

          Certificates of Deposit Classified By Rate. The following table sets forth certificates of deposit classified by range of interest rates as of the dates indicated.

	At September 30,
	2008	2007	2006
	(In thousands)
Interest Rate
Less than 2%	$—	$—	$201
2.00% -2.99%	27,861	—	1,908
3.00% -3.99%	101,909	15,919	31,888
4.00% -4.99%	59,950	89,106	83,854
5.00% -5.99%	20,679	57,823	34,510
6.00% -6.99%	—	—	—

Total	$210,399	$162,848	$152,361

          Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York. At September 30, 2008, we had access to Federal Home Loan Bank advances of up to $95.5 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$44,239	$9,271	$49,407
Average balance during year	21,480	29,236	13,815
Maximum outstanding at any month end	44,239	51,307	49,407
Weighted average interest rate at end of year	1.73%	4.83%	5.29%
Average interest rate during the year	3.03%	5.29%	4.73%

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

          3D Holding Company was incorporated in New York in 1993, for the purpose of acquiring, managing, and disposing of real estate held by the Bank. As of September 30, 2008, the subsidiary did not hold any real estate owned. Total assets aggregated $158,000, and consisted solely of cash at that date.

          BFS REIT, Inc. was incorporated in New York in 1999. The corporation is a wholly-owned subsidiary created for the purpose of acquiring, holding, and investing in certain real estate-related loans and other assets that constitute permissible investments by the Bank.

          TISCO was incorporated in New York in 1982, for the purpose of holding BFS Agency, Inc., a company that sells insurance and fixed annuity products through licensed employees in the Bank’s branches. As of September 30, 2008, total assets aggregated $267,000, of which $266,000 represented the investment in BFS Agency, Inc.

Legal Proceedings

          We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2008 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

          As of September 30, 2008, we had 71 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

          At September 30, 2008, our total Federal pre-1988 base year tax bad debt reserve was approximately $1.6 million and our New York State and New York City base year reserve was approximately $2.6 million. Under current law, pre-1988 Federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. Under current New York State tax law, tax bad debt reserves are also subject to recapture if a specified qualifying asset ratio is not maintained.

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

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2008, the Bank had no net operating loss carryforwards for Federal income tax purposes.

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

State and Local Taxation

          The Company and the Bank will report income on a fiscal year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002), 7.5% (for 2003 through 2006) and 7.1% (for 2007 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. As a result of its ownership of BFS REIT, Inc., a real estate investment trust, the Bank is entitled to a 60% dividends received deduction with respect to dividends received from BFS REIT, Inc. New York State imposes a tax surcharge equal to 17.0% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District.

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

          At September 30, 2008, the Bank’s capital exceeded all applicable requirements.

          Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2008, the Bank was in compliance with the loans-to-one borrower limitations.

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

          A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At September 30, 2008, the Bank maintained substantially all of its portfolio assets in qualified thrift investments.

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

          At September 30, 2008, the Bank met the criteria for being considered “well-capitalized.”

          Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of Directors of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009.

          The Bank’s deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. On October 16, 2008, the Federal Deposit Insurance Corporation published a proposed rule that would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule was subsequently finalized in December 2008.

          Under the rule, the Federal Deposit Insurance Corporation will first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The Federal Deposit Insurance Corporation will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

          Based upon the Bank’s review of the Federal Deposit Insurance Corporation’s rule, its Federal Deposit Insurance Corporation assessment for the first quarter of 2009 will increase by approximately $54,000. Thereafter, because of adjustments to the initial base assessment rate, we believe the rule would have a negative effect on our earnings.

          In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

          In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. The Bank opted in to the FDIC Temporary Liquidity Guaranty Program. The Bank chose not to participate in the Department of Treasury’s Capital Purchase Program.

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

          Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least (i) $1,000 or (ii) 0.20% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations, also referred to as Mortgage Related Assets (“MRA”), at the beginning of each year, plus 4.50% of the total dollar amount of its Advances (“borrowings”) and Mortgage Partnership Finance (“MPF”) transactions from the Federal Home Loan Bank, also referred to as the activity-based capital requirement, whichever is greater. During the year the activity-based capital requirement will increase or decrease depending on our activity with the FHLB of New York. As of September 30, 2008, the Bank was in compliance with this requirement.

Federal Reserve System

          The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At September 30, 2008, the Bank was in compliance with these reserve requirements.

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

Emergency Economic Stabilization Act of 2008

          In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the Federal Deposit Insurance Corporation’s (the “FDIC”) ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

          Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Program under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The Company did not participate in the Capital Purchase Program.

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

Item 1A.          Risk Factors

Commercial Real Estate Loan Originations Have Increased, Increasing the Risk that Some of Our Loans Will Not Be Paid.

          We have expanded our commercial real estate lending during the previous five years. Commercial real estate lending has increased as a percentage of our total loan portfolio from 33.3% at September 30, 2004 to 36.9% at September 30, 2008. Commercial real estate loans generally expose a lender to greater credit risk than loans secured by one- to four-family real estate. At September 30, 2008, we had no loans in non-accrual and non-performing status compared to $652,000 representing three loans in non-accrual and non-performing status at September 30, 2007. In addition, our multi-family, commercial real estate and construction loan portfolio is not as seasoned as the loan portfolio of some of our competitors. Should the local real estate market or economy weaken, we may begin to experience higher levels of non-performing loans.

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

          The Bank monitors its interest rate sensitivity through the use of an asset/liability management model which estimates the change in its net portfolio value (defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items) in the event of a range of assumed changes in market interest rates. Our net portfolio value analysis, as calculated by the Office of Thrift Supervision using information as of September 30, 2008, showed that in the event of an immediate and permanent 2.0% increase in interest rates, our net portfolio value would be expected to decrease by 7.0%.

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

          Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the metropolitan New York area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the Federal government and other significant external events. At September 30, 2008, loans secured by real estate represented nearly all of our total loans, with substantially all such loans being made in the New York metropolitan area. Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

          We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

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

Item 1B.          Unresolved Staff Comments

          None.

Item 2.          Properties

Properties

          The following table provides certain information with respect to our offices as of September 30, 2008:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property

			(In thousands)

Main Office	Owned	1965	$1,065
81 Court Street
Brooklyn, NY 11201

Branch Office	Leased	1960	31
3780 Nostrand Avenue
Brooklyn, NY 11235

Branch Office	Leased	1973	21
1164 Wantagh Avenue
Wantagh, NY 11793

Branch Office	Leased	1999	241
1752 Veterans Memorial Highway
Islandia, NY 11749

Branch Office	Leased	2007	927
1174 Jericho Turnpike
Commack, NY 11725

          The net book value of our premises, land and equipment was approximately $2.3 million at September 30, 2008.

Item 3.          Legal Proceedings

          The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.          Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fourth quarter of the year ended September 30, 2008 to a vote of the Company’s stockholders.

PART II.

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company common stock trades on the Nasdaq Global Market under the symbol “BFSB.” Trading in the Company’s common stock commenced on April 6, 2005.

          As of September 30, 2008, there were 13,484,210 shares of Company common stock issued and 13,000,081 common shares outstanding and approximately 736 stockholders of record. Of the total outstanding shares 9,257,500 were held by BFS Bancorp, MHC and 3,742,581 were held by other shareholders.

          The table below shows the high and low closing prices reported on the Nasdaq Global Market for the Company common stock during the periods indicated.

2008	High	Low	Dividend

Fourth Quarter (July 1, 2008 – September 30, 2008)	$15.09	$11.87	$0.10
Third Quarter (April 1, 2008 – June 30, 2008)	$13.45	$11.76	$0.07
Second Quarter (January 1, 2008 – March 31, 2008)	$13.58	$11.79	$0.07
First Quarter (October 1, 2007- December 31, 2007)	$13.83	$12.17	$0.05

2007	High	Low	Dividend

Fourth Quarter (July 1, 2007 – September 30, 2007)	$15.44	$13.00	$0.04
Third Quarter (April 1, 2007 – June 30, 2007)	$15.70	$13.60	$0.03
Second Quarter (January 1, 2007 – March 31, 2007)	$14.40	$13.05	$0.03
First Quarter (October 1, 2006- December 31, 2006)	$13.24	$12.50	N/A

          Set forth below is information, as of September 30, 2008 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

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

Stock Performance Graph

          Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock between April 5, 2005 (the date the Company completed its initial public offering), September 30, 2007 and September 30, 2008, (b) the cumulative total return on stock included in the SNL Thrift Index over such periods, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such periods. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	04/06/05	09/30/05	03/31/06	09/30/06	03/31/07	09/30/07	03/31/08	09/30/08
Brooklyn Federal Bancorp, Inc.	100.00	117.49	121.81	129.65	141.40	139.18	123.69	152.93
SNL Thrift Index	100.00	101.99	112.56	118.71	119.01	108.34	72.53	55.80
Russell 2000	100.00	108.99	125.59	119.81	133.01	134.59	115.72	115.10

Source: SNL Financial LC

          There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

          If the Company pays dividends to its stockholders, it also would be required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends. We anticipate that BFS Bancorp, MHC would waive any dividends paid by the Company. Any decision to waive dividends will be subject to regulatory approval. BFS Bancorp, MHC received regulatory approval to waive dividends for the fiscal year ended September 30, 2008. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event BFS Bancorp, MHC converts to stock form.

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

The Company repurchased Common Stock in the quarter ending September 30, 2008. Through September 30, 2008 the Board of Directors of the Company approved three common stock repurchase plans. The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share. The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share. The third plan was authorized in March 2008 and through September 30, 2008 the Company has repurchased 234,420 shares at an average cost of $12.55 per share. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2008, 484,129 shares have been repurchased with repurchases in the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2008 through July 31, 2008	70,700	$12.28	465,529	$322,985
August 1, 2008 through August 31, 2008	—	—	465,529	$322,985
September 1, 2008 through September 30, 2008	18,600	$14.28	484,129	$57,366
Total	89,300	$12.70	484,129	$57,366

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

	At September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:

Total assets	$483,833	$390,434	$408,045	$340,858	$308,835
Cash and cash equivalents	5,053	5,398	4,078	8,384	7,904
Investments in certificates of deposit	1,397	3,890	7,160	9,268	6,871
Securities available-for-sale	3,655	4,601	4,389	4,190	4,093
Securities held-to-maturity	78,086	73,354	86,972	99,574	117,096
Loans receivable, net	239,149	225,467	194,355	195,264	163,027
Loans held-for-sale	134,171	59,153	92,243	8,603	—
Deposits	342,475	287,155	271,003	251,634	256,550
Borrowings	44,239	9,271	49,407	8,107	10,231
Stockholders’ equity/retained earnings	86,323	85,259	79,963	75,209	36,593

	Years Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Selected Operating Data:

Interest income	$28,314	$27,736	$22,035	$17,323	$15,448
Interest expense	10,265	10,703	7,338	4,896	4,052
Net interest income before provision for loan losses	18,049	17,033	14,697	12,427	11,396
Provision for loan losses	399	49	436	402	72
Net interest income after provision for loan losses	17,650	16,984	14,261	12,025	11,324
Non-interest income	2,703	3,135	2,336	2,140	2,044
Non-interest expense	11,454	14,091	9,274	8,214	6,840
Income before income taxes	8,899	6,028	7,323	5,951	6,528
Provision for income taxes	3,318	2,181	2,765	2,171	2,438
Net income	$5,581	$3,847	$4,558	$3,780	$4,090
Dividends paid per common share	$0.29	$0.10	$—	$—	$—

	At or For the Years Ended September 30,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.30%	0.96%	1.25%	1.16%	1.35%
Return on average equity	6.49%	4.61%	5.91%	7.09%	11.85%
Interest rate spread (1)	3.67%	3.55%	3.52%	3.52%	3.70%
Net interest margin (2)	4.40%	4.43%	4.21%	3.96%	3.94%
Efficiency ratio (3)	55.19%	69.87%	54.45%	56.39%	50.89%
Non-interest expense to average total assets	2.66%	3.50%	2.55%	2.52%	2.26%
Average interest-earning assets to average interest-bearing liabilities	129.55%	131.40%	132.97%	128.21%	116.81%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.42%	0.17%	0.07%	1.03%	—	%(4)
Non-performing loans as a percent of total loans	0.54%	0.23%	0.10%	1.71%	—	%(4)
Allowance for loan losses as a percent of total loans	0.59%	0.63%	0.61%	0.64%	0.56%

Capital Ratios (5):
Total risk-based capital (to risk weighted assets)	20.9%	25.5%	21.9%	28.2%	22.4%
Tier 1 risk-based capital (to risk weighted assets)	20.2%	24.9%	21.4%	27.6%	21.9%
Tangible capital (to tangible assets)	15.6%	18.0%	15.5%	17.1%	11.8%
Tier 1 leverage (core) capital (to adjusted tangible assets)	15.6%	18.0%	15.5%	17.1%	11.8%
Equity to total assets (consolidated)	17.8%	21.8%	19.6%	22.1%	11.8%

Other Data:
Number of full service offices	5	4	4	4	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratio percentage is less than 0.01%.
(5)	Ratios other than equity to total assets are for the Bank.

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

          Other-than-Temporary Impairment of Securities. We have evaluated, and continue to evaluate, on a quarterly basis whether any securities are other-than-temporarily impaired. This evaluation has been conducted in the past as necessary. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. Other considerations include, without limitation, a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security. If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period.

          The Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities, as described in the Securities Portfolio, has been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value. In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $3.7 million investment in this asset.

          As of September 30, 2008, we concluded that this available-for-sale investment did incur an other-than-temporary impairment and the Bank charged current earnings for the impairment. As to the securities held-to-maturity we concluded the unrealized loss was temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized costs. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

          We continue to evaluate this investment and in the event the market value of such investment declines further, and remains depressed for a substantial period of time, we will evaluate the investment for other-than-temporary impairment at that time.

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

•
Utilizing the Net Proceeds We Received in the Offering to Better Manage Our Interest Rate Risk and Grow Our Assets. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and cash equivalents, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments. Maintaining a high level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At September 30, 2008, $5.1 million, or 1.0% of our assets, was invested in cash or cash equivalents, and $1.4 million, or 0.3% of our assets, was invested in certificates of deposit and securities that mature within three years.

The net proceeds from the stock offering increased our capital and provided management with greater flexibility to manage interest rate risk and increase our interest-earning assets, including our investment in longer-term, higher yielding loans and securities.

•
Facilitate Growth Through De Novo Branching. We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area. While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices. The Bank opened its fifth full-service branch office in Commack, Suffolk County, New York on April 30, 2008.

•
Maintaining High Asset Quality. We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition At September 30, 2008 and September 30, 2007

          Total Assets. Total assets increased by $93.4 million, or 23.9%, to $483.8 million at September 30, 2008 from $390.4 million at September 30, 2007. This increase was primarily due to increases in loans held-for-sale, net loans, securities held-to-maturity, Federal Home Loan Bank stock and premises and equipment, net, offset by decreases in investment in certificates of deposit, securities available-for-sale and cash and due from banks.

          Cash and Cash Equivalents. Cash and cash equivalents decreased by $345,000, or 6.4%, to $5.1 million at September 30, 2008 from $5.4 million at September 30, 2007.

          Investments in Certificates of Deposit. Investments in certificates of deposit decreased by $2.5 million, or 64.1%, to $1.4 million at September 30, 2008 from $3.9 million at September 30, 2007. This decrease was due to maturities of the certificates.

          Securities. Securities investments, which represent the available-for-sale and held-to-maturity portfolios, increased $3.7 million, or 4.9%, to $81.7 million at September 30, 2008, from $78.0 million at September 30, 2007. This increase was primarily due to purchases of mortgage-backed related securities, offset in part by repayments of mortgage-backed related securities, the recording of an other-than-temporary impairment and repayments of other securities. Our holdings of mortgage-backed securities and securities available-for-sale totaled $78.1 million and $3.6 million, respectively, at September 30, 2008.

          Net Loans. Net loans, before allowance for loan losses, including deferred fees and loans held-for-sale, increased $89.1 million, or 31.1%, to $375.5 million at September 30, 2008 from $286.4 million at September 30, 2007. Loans held-for-sale increased by $75.1 million, or 126.8%, to $134.2 million at September 30, 2008 from $59.1 million at September 30, 2007 and our loans receivable portfolio increased by $14.0 million, or 6.2%, to $241.3 million at September 30, 2008 from $227.3 million at September 30, 2007.

          Federal Home Loan Bank of New York Stock. FHLB of New York stock increased by $1.8 million, or 171.5%, to $2.8 million at September 30, 2008, from $1.0 million at September 30, 2007. This increase is primarily due to an increased balance in FHLB borrowings, which triggered purchases of FHLB stock.

          Bank Owned Life Insurance. Bank owned life insurance increased $170,000, or 1.9%, to $9.1 million at September 30, 2008, from $9.0 million at September 30, 2007. This increase was primarily due to increases of $358,000 in the cash surrender values and additional purchases of $15,000, offset in part by redemptions of $203,000 in bank-owned life insurance policies.

          Prepaid Expenses and Other Assets. Prepaid expenses and other assets, accrued interest receivable and premises and equipment, net increased $1.8 million, or 21.1%, to $10.4 million at September 30, 2008, from $8.6 million at September 30, 2007. This increase was primarily due to increases of $1.3 million in premises and equipment to $2.3 million at September 30, 2008, $840,000 in the net deferred tax asset, which is included in prepaid expenses and other assets, to $3.0 million at September 30, 2008 and $172,000 in accrued interest receivable to $2.5 million at September 30, 2008, offset in part by a decrease, after adjusting for net deferred tax asset, in prepaid expenses and other assets of approximately $467,000 to approximately $2.6 million at September 30, 2008.

          Deposits. Deposits increased by $55.3 million, or 19.3%, to $342.5 million at September 30, 2008, from $287.2 million at September 30, 2007. The increase was attributable to a $47.5 million increase in certificates of deposit, an increase in other interest bearing deposits of $5.0 million and an increase in non-interest bearing deposits of $2.8 million. The net deposit inflow was primarily used to fund our mortgage loan portfolio. The reason for this increase is primarily due to the opening of the Bank’s fifth full service branch in Commack, Suffolk County, New York on April 30, 2008. The Bank also maintains marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

          Borrowed Funds. Borrowed funds from the Federal Home Loan Bank of New York increased by $34.9 million, or 377.2%, to $44.2 million at September 30, 2008, from $9.3 million at September 30, 2007. The increased borrowings were primarily used in the funding of the mortgage loan portfolio along with the increase in our net deposits.

          Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $2.1 million, or 33.3%, to $8.4 million at September 30, 2008, from $6.3 million at September 30, 2007. The increase was primarily due to increases in income taxes payable of $1.3 million, loan payables of $831,000, accrued Supplemental Executive Retirement Plan (“SERP”) expense of $126,000, accrued expenses of $31,000 and unprocessed banking liabilities of $110,000, offset by a reduction in accounts payable of $307,000.

          Stockholders’ Equity. Stockholders’ equity increased by $1.0 million, or 1.2%, to $86.3 million at September 30, 2008, from $85.3 million at September 30, 2007. The primary reasons for the increase is the result of net income for the period, offset in part by the payments of dividends and the purchases of treasury stock of approximately $4.0 million pursuant to the Company’s stock repurchase plans.

Comparison of Operating Results for the Years Ended September 30, 2008 and September 30, 2007

          Net Income. Net income increased by $1.8 million, or 45.1%, to $5.6 million in fiscal year 2008 from $3.8 million in fiscal year 2007. The primary reasons for the increase in net income were a $578,000 increase in interest income, a reduction in interest expense of $438,000 and a reduction in non-interest expense of $2.6 million, offset in part by increases in the provision for income taxes of $1.1 million, loan loss provision of $350,000 and a reduction in non-interest income of $432,000.

          Net Interest Income Before Provision for Loan Losses. Net interest income increased by $1.0 million, or 6.0%, to $18.0 million for fiscal year 2008 from $17.0 million for fiscal year 2007. This increase was primarily due to a $25.4 million, or 6.6%, increase in total average interest-earning assets to $410.0 million in fiscal year 2008 from $384.6 million in fiscal year 2007, offset in part by increased average interest-bearing liabilities of $23.7 million, or 8.1%, to $316.4 million in fiscal year 2008 from $292.7 million in fiscal year 2007. The Bank’s interest rate spread was 3.67% and 3.55% for the fiscal years 2008 and 2007, respectively.

          Interest Income. Interest income increased by $578,000, or 2.1%, to $28.3 million for fiscal year 2008 from $27.7 million for the prior fiscal year. The increase was due to a $821,000 increase in interest income on first mortgage and other loans, offset in part by reductions in interest income from mortgage-backed securities of $22,000 and other securities and interest-earning assets of $221,000. The yield on the mortgage loan portfolio decreased 60 basis points to 7.55% in fiscal 2008 from 8.15% in fiscal 2007. The yield on investment securities and other interest-earning assets increased 15 basis points to 4.55% in fiscal 2008 from 4.40% in fiscal 2007. Average balances of interest-earning assets increased $25.4 million, or 6.6%, to $410.0 million in fiscal year 2008 from $384.6 million in fiscal year 2007. The average yield on total interest-earning assets decreased by 30 basis points to 6.91% in fiscal 2008 from 7.21% in fiscal 2007.

          Interest Expense. Interest expense decreased $438,000, or 4.1%, to $10.3 million for fiscal year 2008 from $10.7 million in fiscal year 2007. The decrease in interest expense reflected a 42 basis point decrease in the cost of interest-bearing liabilities to 3.24% for fiscal year 2008 from 3.66% for fiscal year 2007 as well as a $23.7 million increase in average balances. The decrease in interest expense reflected reduced market interest rates during fiscal year 2008 compared to fiscal year 2007. Interest expense on savings accounts decreased by $51,000, or 7.8%, to $599,000 for fiscal year 2008 from $650,000 for fiscal year 2007, as the average cost on savings accounts increased by 3 basis points to 1.03% for the fiscal year 2008 compared to 1.00% for the fiscal year 2007. The average balance of savings accounts decreased $6.5 million, or 10.0%, to $58.4 million for fiscal year 2008 from $64.9 million for fiscal year 2007. Interest expense on Money Market and NOW accounts increased $342,000, or 35.3% to $1.3 million in fiscal 2008 from $968,000 in fiscal 2007, as the average cost on these deposits decreased 23 basis points while the average balances increased $19.1 million, or 49.4%, to $57.8 million in fiscal 2008 from $38.7 million in fiscal 2007. Interest expense on certificates of deposit increased by $156,000, or 2.1%, to $7.7 million for fiscal year 2008 from $7.5 million for fiscal year 2007, as the average cost on certificates of deposit decreased by 41 basis points to 4.31% in fiscal year 2008 from 4.72% in fiscal year 2007. The average balance of certificates of deposit increased $18.6 million, or 11.6%, to $178.4 million for fiscal year 2008 from $159.8 million for fiscal year 2007. Interest expense on Federal Home Loan Bank advances decreased by $885,000, or 57.2%, to $661,000 in fiscal year 2008 from $1.5 million in fiscal year 2007, as the average balance of the Federal Home Loan Bank advances decreased by $7.4 million, or 25.3%, to $21.8 million in fiscal year 2008 from $29.2 million in fiscal year 2007. The average cost on these borrowings decreased 226 basis points to 3.03% in fiscal 2008 from 5.29% in fiscal 2007.

          Provision for Loan Losses. Our provision for loan losses increased $350,000, or 714.3%, to $399,000 for fiscal year 2008 compared to $49,000 for fiscal year 2007. The increase is primarily due to the originations and increases of higher risk loans, as well as the performance of the loan portfolio. There were no non-performing loans in non-accrual status at September 30, 2008. Total non-performing loans in non-accrual status totaled $652,000 at September 30, 2007. The allowance for loan losses at September 30, 2008 represented 0.59% of total loans, compared to 0.63% of total loans at September 30, 2007. See “Business—Non-Performing Loans and Problem Assets” for a discussion relating to non-performing loans and problem assets.

          Non-interest Income. Non-interest income decreased by $432,000, or 13.8% to $2.7 million for fiscal year 2008, from $3.1 million for fiscal year 2007. The decrease was primarily the result of an other-than-temporary charge of $1.3 million, offset by increases of $491,000 in banking fees and service charges, $96,000 in net gain on sale of loans held-for-sale and $261,000 in other income. The increase in banking fees and service charges was primarily the result of increased loan syndication and other related loan fees earned of approximately $507,000, partially offset by a reduction in deposit related fees of approximately $16,000. The increase in the net gain on sale of loans reflects the increased profits of loans sold including net gains for servicing rights. The increase in other income was primarily due to the proceeds received on the Bank Owned Life Insurance policies of approximately $234,000, Bank Owned Life Insurance income of $16,000, miscellaneous income of approximately $10,000 and depositor related fees of approximately $1,000 which include ATM fees, debit card fees and safe deposit rental income.

          Non-interest Expense. Non-interest expense decreased by $2.6 million, or 18.7%, to $11.5 million in fiscal year 2008 compared to $14.1 million in fiscal year 2007. The largest component of the decrease was in compensation and fringe benefits. Compensation and fringe benefits decreased $2.9 million, or 27.7%, to $7.6 million for fiscal year 2008 from $10.5 million in fiscal year 2007. This decrease was primarily due to the stock-based incentive plan reduced expenses of $3.8 million, offset in part by increases in compensation of $843,000, which included general salary increases for officers and employees and hiring of staff, health care expenses of $145,000, pension expense of $34,000 and other miscellaneous employee expenses of $75,000, offset in part by reductions in SERP expense of $165,000 and ESOP expense of $16,000. In addition, occupancy and equipment expense increased $383,000 primarily due to rental expenses; other miscellaneous expenses increased approximately $128,000, which is comprised of advertising and public relations, insurance and other expense. Professional fees decreased approximately $225,000 due to reduced services and data processing fees decreased approximately $26,000.

          Income Taxes. Income tax expense increased $1.1 million, or 52.1%, to $3.3 million for fiscal year 2008, from $2.2 million for fiscal year 2007. This increase was primarily due to increased income before taxes. The effective tax rate increased to 37.3% in fiscal 2008, as compared 36.2% in fiscal year 2007.

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

          The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of September 30, 2008. All average balances are daily average balances at and for the years ended September 30, 2008, 2007 and 2006, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	At September 30, 2008		Years Ended September 30,
			2008			2007			2006
	Outstanding Balance	Yield/Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$375,525	7.23%	$322,388	$24,327	7.55%	$288,410	$23,506	8.15%	$227,329	$17,275	7.60%
Investment securities and other interest-earning assets	89,074	4.49	87,579	3,987	4.55	96,180	4,230	4.40	121,496	4,760	3.92
Total interest-earning assets	464,599	6.70	409,967	28,314	6.91	384,590	27,736	7.21	348,825	22,035	6.32
Non interest-earning assets	19,234		20,093			17,860			14,958
Total assets	$483,833		$430,060			$402,450			$363,783

Interest-bearing liabilities:
Savings accounts	$58,162	1.05	$58,426	599	1.03	$64,893	650	1.00	$80,816	809	1.00
Money market/NOW accounts	55,141	2.24	57,808	1,310	2.27	38,697	968	2.50	26,481	293	1.11
Certificates of deposit	210,399	3.87	178,373	7,695	4.31	159,865	7,539	4.72	141,224	5,582	3.95
Total interest-bearing deposits	323,702	3.09	294,607	9,604	3.26	263,455	9,157	3.48	248,521	6,684	2.69
FHLB advances	44,239	1.73	21,840	661	3.03	29,236	1,546	5.29	13,815	654	4.73
Total interest-bearing liabilities	367,941	2.92	316,447	10,265	3.24	292,691	10,703	3.66	262,336	7,338	2.80
Non interest-bearing liabilities	29,569		27,677			26,279			24,276
Total liabilities	397,510		344,124			318,970			286,612
Retained earnings	86,323		85,936			83,480			77,171
Total liabilities and retained earnings	$483,833		$430,060			$402,450			$363,783

Net interest income				$18,049			$17,033			$14,697
Interest rate spread		3.78%			3.67%			3.55%			3.52%
Net interest-earning assets	$96,658		$93,520			$91,899			$86,489
Net interest margin					4.40%			4.43%			4.21%
Interest-earning assets to interest-bearing liabilities		126.27%			129.55%			131.40%			132.97%

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

	Years Ended September 30, 2008 vs. 2007			Years Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans receivable	$2,564	$(1,743)	$821	$4,978	$1,253	$6,231
Investment securities and other interest-earning assets	(392)	149	(243)	(1,113)	583	(530)

Total interest-earning assets	2,172	(1,594)	578	3,865	1,836	5,701

Interest-bearing liabilities:
Savings accounts	(66)	15	(51)	(159)	—	(159)
Money market/NOW accounts	433	(91)	342	306	369	675
Certificates of deposit	798	(642)	156	879	1,078	1,957
Total interest-bearing deposits	1,165	(718)	447	1,026	1,447	2,473

FHLB advances	(224)	(661)	(885)	815	77	892

Total interest-bearing liabilities	941	(1,379)	(438)	1,841	1,524	3,365

Net change in net interest income	$1,231	$(215)	$1,016	$2,024	$312	$2,336

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

          A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2008, $5.1 million of our assets were invested in cash and due from banks. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans. Such activity is expected to continue so long as it meets our operational and financial needs. In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements. Certificates of deposit and short-term investment securities (maturing in less than three years) totaled $1.4 million at September 30, 2008. As of September 30, 2008, we had $44.2 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $95.5 million.

          At September 30, 2008, we had $175.8 million in loan commitments outstanding, which included $94.8 million in undisbursed construction loans, $2.7 million in one- to four-family loans, $9.4 million in commercial real estate lines of credit, $1.5 in unused home equity lines of credit, and $67.4 million to originate primarily multi-family and nonresidential mortgage loans. We also have one commercial letter of credit of $2.1 million. Certificates of deposit due within one year of September 30, 2008 totaled $153.4 million, or 72.9% of certificates of deposit. The large percentage of certificates of deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          As reported in the consolidated statements of cash flows, our cash flows are classified by source for financial reporting purposes as operating, investing or financing cash flows. Net cash (used in) provided by operating activities was $(79.3) million, $26.7 million, and $(75.4) million for the years ended September 30, 2008, 2007, and 2006, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods, the most significant of which are originations and sales of loans held-for-sale. The net effect of such originations and sales was a cash outflow of $110.7 million, a cash outflow of $10.6 million and a cash outflow of $81.6 million in fiscal years 2008, 2007, and 2006, respectively. Net cash (used in) provided by investing activities was $(6.2) million, $1.1 million, and $10.4 million in fiscal years 2008, 2007 and 2006, respectively, principally reflecting our loan and investment security activities in the respective periods. In fiscal 2008, the cash flows generated from financing activities were utilized primarily for loan originations and investment security purchases. Investment securities net cash (used in) provided by, (purchases net of sales, principal repayments and maturities), amounted to $(4.9) million, $13.4 million and $12.3 million in the years ended September 30, 2008, 2007 and 2006, respectively. Net deposit inflow of $55.3 million, net proceeds from FHLB overnight and term advances of $34.9 million, purchase of treasury shares of $4.0 million and payment of dividends of $1.1 million comprised most of our financing activities which resulted in net cash provided by of $85.1 million in fiscal year 2008, net repayment of $40.1 million of FHLB advances, purchase of treasury shares of $2.5 million and net deposit inflow of $16.2 million comprised most of our financing activities which resulted in net cash used in $26.6 million in fiscal year 2007 and net proceeds of $41.3 million from FHLB advances and net deposit inflow of $19.4 million resulted in net cash provided of $60.7 million in fiscal 2006. The net effect of our operating, investing and financing activities was to decrease our cash and cash equivalents from $8.4 million at the beginning of fiscal year 2006 to $5.1 million at the end of fiscal year 2008.

          Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 14 of the notes to the consolidated financial statements.

          For fiscal year 2008, we did not engage in any off-balance-sheet transactions other than loan origination and loan sale commitments in the normal course of our lending activities.

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

The table below sets forth, as of September 30, 2008, the latest date for which the Office of Thrift Supervision has provided the Bank an interest rate sensitivity report of its net portfolio value and the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)

+300	63,848	(7,837)	(11.0%)	13.60%	(124	bp)
+200	66,784	(4,901)	(7.0%)	14.08%	(76	bp)
+100	69,596	(2,089)	(3.0%)	14.53%	(31	bp)
+50	70,835	(849)	(1.0%)	14.72%	(12	bp)
0	71,684			14.84%
(50)	73,017	1,332	2.0%	15.04%	20	bp
(100)	74,366	2,681	4.0%	15.24%	40	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

          The table above indicates that at September 30, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 7% decrease in net portfolio value. Our interest rate risk management policy in the low interest rate environment that has existed in recent years has emphasized maintaining a significant percentage of our assets in cash and cash equivalents, shorter-term securities and mortgage-related securities that provide significant cash flows. The effect of this policy has been to reduce our level of net interest income. We have been willing to accept reduced levels of income in low interest rate environments in order to be better positioned to reinvest our assets in longer-term, higher yielding investments as interest rates rise.

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

Item 8.          Financial Statements and Supplementary Data

          The following are included in this item:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Financial Statements:

	1.	Consolidated Statements of Financial Condition as of September 30, 2008 and 2007.

	2.	Consolidated Statements of Income for the years ended September 30, 2008 and 2007.

	3.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2008 and 2007.

	4.	Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007.

	5.	Notes to Consolidated Financial Statements.

          The supplementary data required by this Item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

All schedules are omitted because the required information is not applicable or is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brooklyn Federal Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Brooklyn Federal Bancorp, Inc. and Subsidiary (collectively, the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2008.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Federal Bancorp, Inc. and Subsidiary as of September 30, 2008 and 2007 and the results of their operations and cash flows for each of the years in the two year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Clark, New Jersey
December 23, 2008

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2008 and 2007
(In thousands, except per share amounts and share data)

	2008	2007

Assets
Cash and due from banks (including interest-earning balances of $3,134 and $2,442, respectively)	$5,053	$5,398
Certificates of deposit	1,397	3,890
Securities available-for-sale	3,655	4,601
Securities held-to-maturity:
Mortgage-backed securities (estimated fair value of $70,996 and $72,030, respectively)	78,086	73,352
Other (estimated fair value of $0 and $2, respectively)	—	2
Loans held-for-sale	134,171	59,153
Loans receivable	241,354	227,273
Less: Allowance for loan losses	2,205	1,806
Loans receivable, net	239,149	225,467
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	2,802	1,032
Accrued interest receivable	2,477	2,305
Premises and equipment, net	2,285	1,019
Bank-owned life insurance	9,131	8,961
Prepaid expenses and other assets	5,627	5,254
Total assets	$483,833	$390,434

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$18,773	$16,000
Interest-bearing deposits	113,303	108,307
Certificates of deposit	210,399	162,848
Total deposits	342,475	287,155
Borrowings:
Short-term FHLB advances	43,439	7,332
Long-term FHLB advances	800	1,939
Advance payments by borrowers for taxes and insurance	2,389	2,441
Accrued expenses and other liabilities	8,407	6,308
Total liabilities	397,510	305,175

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 and 13,484,210 issued and 13,000,081 and 13,311,483 outstanding, respectively	135	135
Additional paid-in capital	42,939	42,758
Retained earnings-substantially restricted	52,839	48,379
Treasury shares, at cost, 484,129 and 172,727 shares, respectively	(6,443)	(2,468)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,552)	(2,711)
Unallocated shares of the stock-based incentive plan	(595)	(774)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of income tax benefit	—	(60)
Total stockholders’ equity	86,323	85,259
Total liabilities and stockholders’ equity	$483,833	$390,434

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended September 30, 2008 and 2007
(In thousands, except per share amounts and share data)

	2008	2007
Interest income:
First mortgage and other loans	$24,327	$23,506
Mortgage-backed securities	3,419	3,441
Other securities and interest-earning assets	568	789
Total interest income	28,314	27,736

Interest expense:
Deposits	9,604	9,157
Borrowings	661	1,546
Total interest expense	10,265	10,703

Net interest income before provision for loan losses	18,049	17,033
Provision for loan losses	399	49
Net interest income after provision for loan losses	17,650	16,984

Non-interest income:
Banking fees and service charges	2,758	2,267
Loss on impairment of securities available-for-sale	(1,280)	—
Net gain on sale of loans held-for-sale	349	253
Other	876	615
Total non-interest income	2,703	3,135

Non-interest expense:
Compensation and fringe benefits	7,557	10,454
Occupancy and equipment	1,480	1,097
Professional fees	327	552
Data processing fees	614	640
Other	1,476	1,348
Total non-interest expense	11,454	14,091

Income before provision for income taxes	8,899	6,028
Provision for income taxes	3,318	2,181
Net income	$5,581	$3,847

Earnings per common share:
Basic	$0.43	$0.30
Diluted	$0.43	$0.29

Average common shares outstanding:
Basic	12,865,569	13,024,780
Diluted	12,874,764	13,124,971

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2008 and 2007
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings- Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock- based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2006	$132	$37,799	$44,946	$—	$(2,870)	$—	$(44)	$79,963

Comprehensive income:
Net income	—	—	3,847	—	—	—	—	3,847
Net unrealized loss on securities available for sale, net of income tax benefit of $12	—	—	—	—	—	—	(16)	(16)
Comprehensive income								3,831
Treasury stock purchased (172,727 shares)	—	—	—	(2,468)	—	—	—	(2,468)
Allocation of ESOP stock	—	63	—	—	159	—	—	222
Stock-based incentive plan expense	3	4,896	—	—	—	(774)	—	4,125
Dividends paid on common stock, $0.10 per share	—	—	(414)	—	—	—	—	(414)

Balance September 30, 2007	135	42,758	48,379	(2,468)	(2,711)	(774)	(60)	85,259

Comprehensive income:
Net income	—	—	5,581	—	—	—	—	5,581
Net unrealized loss on securities available-for-sale, net of income tax benefit of $486	—	—	—	—	—	—	(691)	(691)
Loss on impairment of securities available-for-sale, net of income tax benefit of $529	—	—	—	—	—	—	751	751
Comprehensive income								5,641
Treasury stock purchased (311,402 shares)	—	—	—	(3,975)	—	—	—	(3,975)
Allocation of ESOP stock	—	48	—	—	159	—	—	207
Stock-based incentive plan expense	—	133	—	—	—	179	—	312
Dividends paid on common stock, $0.29 per share	—	—	(1,121)	—	—	—	—	(1,121)

Balance September 30, 2008	$135	$42,939	$52,839	$(6,443)	$(2,552)	$(595)	$—	$86,323

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended September 30, 2008 and 2007
(In thousands)

	2008	2007
Cash flow from operating activities:
Net income	$5,581	$3,847
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
ESOP expense	207	222
Stock-based incentive plan expense	312	4,125
Depreciation and amortization	306	294
Provision for loan losses	399	49
Income from bank-owned life insurance	(358)	(342)
Loss on impairment of securities available-for-sale	1,280	—
Amortization of loan servicing rights	181	—
Amortization of deferred loan fees, net	(335)	(492)
(Accretion of discounts), net of amortization of premiums	(26)	4
Accretion of discount on certificates of deposit	—	(3)
Originations of loans held-for-sale	(142,147)	(80,958)
Purchases of loans held-for-sale	(2,475)	—
Proceeds from sale of loans held-for-sale	33,956	70,334
Repayments of loans held-for-sale	22,593	30,460
Net gain on sales of loans held-for-sale	(349)	(253)
Increase in accrued interest receivable	(172)	(313)
Deferred income tax benefit	(870)	(743)
Decrease (increase) in prepaid expenses and other assets	526	(271)
Increase in accrued expenses and other liabilities	2,099	775
Net cash (used in) provided by operating activities	(79,292)	26,735

Cash flows from investing activities:
Loan repayments in excess of originations (loan originations in excess of repayments)	2,792	(17,162)
Purchases of loans receivable	(3,373)	—
Principal repayments on mortgage-backed securities held-to-maturity	14,698	19,561
Purchases of mortgage-backed securities held-to-maturity	(19,406)	(5,950)
Maturities and principal pay downs of other securities held-to-maturity	2	3
Purchases of securities available-for-sale	(232)	(239)
Maturities of time deposits and certificates	2,493	3,273
(Purchases) redemptions of FHLB stock	(1,770)	1,746
Purchases of bank-owned life insurance	(15)	(15)
Proceeds from bank-owned life insurance	203	—
Purchases of premises and equipment	(1,572)	(68)
Net cash (used in) provided by investing activities	(6,180)	1,149

Cash flows from financing activities:
Increase in deposits	55,320	16,152
Net increase (decrease) in overnight FHLB advances	30,500	(33,500)
Proceeds from FHLB term advances	20,800	30,000
Repayments of FHLB term advances	(16,332)	(36,636)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(52)	302
Purchase of treasury shares	(3,975)	(2,468)
Payment of cash dividends	(1,134)	(414)
Net cash provided by (used in) financing activities	85,127	(26,564)

Net increase in cash and cash equivalents	(345)	1,320
Cash and cash equivalents at beginning of year	5,398	4,078
Cash and cash equivalents at end of year	$5,053	$5,398

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,277	$10,726
Taxes	3,014	4,351
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	$1,523	$2,790
Mortgage loans held-for-sale transferred to held-to-maturity	14,688	16,297

See accompanying notes to consolidated financial statements.

(1)	Reorganization and Stock Offering

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

(2)	Nature of Business and Summary of Significant Accounting Policies

The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area (Brooklyn, Nassau and Suffolk Counties, New York) and investing those funds principally in mortgage loans secured by one- to four-family residences, multi-family properties and commercial properties, and in mortgage-backed securities. Substantially all of the Bank’s loans are collateralized or dependent on real estate.

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s and the Company’s primary regulator is the Office of Thrift Supervision (“OTS”).

(a) Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The Bank’s wholly-owned subsidiaries are Thrift Investors Service Corporation (“TISCO”), 3D Holding Corp., Inc., and BFS REIT, Inc. (“BFS REIT”), a real estate investment trust formed to hold mortgage-related assets. TISCO’s wholly owned subsidiary, BFS Agency, provides insurance services to the customers of the Bank. 3D Holding Corp., Inc., was formed to hold title to certain properties acquired by the Bank through foreclosure. All significant inter-company balances and transactions are eliminated in consolidation.

The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized. Management believes that the allowance for loan losses represents it best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, evaluation for other-than-temporary impairment of securities are done in accordance with GAAP, and deferred tax assets are properly recognized. The determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change. Actual results may differ from those estimates. The estimate of the allowance for loan losses is particularity susceptible to significant near-term changes, as discussed below.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, federal funds sold and term deposits with the FHLB with original maturities of less than 90 days.

(c)	Securities

The Company reports debt and equity securities in one of the following categories: (i) “held-to-maturity” (management has positive intent and ability to hold debt securities to maturity) which are reported at cost adjusted for the amortization of premiums and accretion of discounts; (ii) “trading” (held for current resale) which are reported at fair value, with unrealized gains and losses included in earnings; or (iii) “available-for-sale” (all other debt and equity securities) which are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company classifies its securities in one of these categories based upon determinations made at the time of purchase.

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

As a member of the FHLB, the Bank is required by law to hold a certain amount of FHLB stock. The stock is a nonmarketable equity security and, accordingly, is recorded at cost.

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

Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). The cost basis of the loan sold is allocated, based on relative fair values, between the loan sold and the servicing right retained which is included in other assets. All but a minor portion of the Company’s loan sales have been made on a non-recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loans. Servicing assets and recourse liabilities on loan sales through September 30, 2008 have had an immaterial effect on the Company’s financial position and results of operations. Loan servicing income is reported in non-interest income.

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

(j)	Bank-Owned and Split-Dollar Life Insurance

The Bank owns life insurance policies on the lives of certain of its officers. The cash surrender value of the policies is recorded as an asset and the change in that value is recorded as non-interest income. Death benefit proceeds received in excess of a policy’s cash surrender value are recognized in income upon receipt. Cash surrender values totaling $9,131,000 and $8,961,000 are reflected in the consolidated statements of financial condition as of September 30, 2008 and 2007, respectively. There are no policy loans offset against the cash surrender values or restrictions on the use of the proceeds.

The Bank has also entered into agreements with certain of its officers with respect to split-dollar life insurance policies owned by the officer. The Bank pays the policy premiums and holds an assignment of policy proceeds payable at death sufficient to repay all premiums. The amount by which any death benefits exceeds a policy’s cash surrender value will be paid to the beneficiary or beneficiaries designated by the Bank officer. Aggregate premiums paid by the Bank of $1,314,000 and $1,277,000 are included in other assets in the consolidated statements of financial condition as of September 30, 2008 and 2007, respectively.

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

The Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN 48”). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended September 30, 2008. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income. The Company recognized interest and penalties of $152.13 during the year ended September 30, 2008. The tax years subject to examination by the taxing authorities are the years ended September 30, 2007, 2006 and 2005.

(l)	Comprehensive Income

Comprehensive income consists of net income, the change in net unrealized appreciation or depreciation in the fair value of securities available-for-sale, net of taxes, and reclasses of realized losses, net of taxes.

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

The Company adopted SFAS No. 123(R) upon approval of the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan on April 11, 2006. Under SFAS No. 123 (R), the Company measures the cost of employee services received in exchange for any award of equity instruments based on the grant-date fair value of the award and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments.

(o)	Advertising

The company expenses advertising and marketing costs as incurred.

(p)	Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the year ended September 30, 2008 include incremental shares related to unvested restricted stock awards of 5,348. At September 30, 2008, there were 3,847 incremental shares related to outstanding stock options. The calculation of diluted EPS for the year ended September 30, 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of 40,575 and 59,616, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

(q)	Segment Information

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

(3)	Securities

Investments in securities available-for-sale and held-to-maturity at September 30, 2008 and 2007 are summarized as follows:

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mutual fund shares	$3,655	$—	$—	$3,655

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$30,136	$29	$(943)	$29,222
Government agency	152	5	(11)	146
Private issuers	47,798	—	(6,170)	41,628
Total securities held-to-maturity	$78,086	$34	$(7,124)	$70,996

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mutual fund shares	$4,704	$—	$(103)	$4,601

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$40,323	$81	$(1,330)	$39,074
Government agency	173	9	(7)	175
Private issuers	32,856	77	(152)	32,781
Other debt obligations	2	—	—	2
Total securities held-to-maturity	$73,354	$167	$(1,489)	$72,032

All of the Company’s mortgage-backed securities were acquired by purchase (none resulted from retained interests in loans sold or securitized by the Company). Mortgage-backed securities issued by government-sponsored enterprises at September 30, 2008 consist of (i) Freddie Mac securities with an amortized cost of $19,150,000 (compared to $26,119,000 at September 30, 2007) and an estimated fair value of $18,706,000 (compared to $25,198,000 at September 30, 2007) and (ii) Fannie Mae securities with an amortized cost of $10,986,000 (compared to $14,204,000 at September 30, 2007) and an estimated fair value of $10,516,000 (compared to $13,876,000 at September 30, 2007). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at September 30, 2008. Government agency mortgage-backed securities represent securities issued by Ginnie Mae.

For the year ended September 30, 2008, the Company recognized other-than-temporary charge of $1.3 million on securities available-for-sale. The impairment charge relates to our investment in a mutual fund with a book value of $3.7 million that invests primarily in agency and private label mortgage-backed securities. During the year, the market value of the investment steadily decreased. In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the Company’s ability to dispose of this investment. Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. The valuation of the mutual fund could increase over the course of future market cycles if the underlying asset values improve. There were no impairment losses recorded for the year ended September 30, 2007.

There were no sales of securities available-for-sale during the years ended September 30, 2008 and 2007.

At September 30, 2008, the Bank pledged securities of $27.5 million in amortized cost, with an estimated fair value of $25.3 million, as collateral for advances from the FHLB.

There were no sales of securities held-to-maturity during the years ended September 30, 2008 and 2007.

The following table shown below summarizes securities held-to-maturity at amortized cost and estimated fair value by contractual final maturity as of September 30, 2008. Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without prepayment penalty.

	Amortized cost	Estimated fair value
	(In thousands)
Mortgage-backed securities:
One year or less	$48	$49
Over one year through five years	—	—
Over five years through ten years	12,274	11,873
More than ten years	65,764	59,074
Total securities held-to-maturity	$78,086	$70,996

The following table summarizes those securities held-to-maturity at September 30, 2008 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of September 30, 2008
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$6,870	$(251)	$19,772	$(692)	$26,642	$(943)
Government agency	24	(1)	92	(10)	116	(11)
Private issuers	28,419	(3,757)	13,209	(2,413)	41,628	(6,170)
Total temporarily impaired securities held-to-maturity	$35,313	$(4,009)	$33,073	$(3,115)	$68,386	$(7,124)

The following table summarizes those securities available-for-sale and held-to-maturity at September 30, 2007 with gross unrealized losses, segregated by length of time the securities had been in continuous loss position:

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

The Bank invests primarily in mortgage-backed securities of private issuers and to a lesser extent US government-sponsored enterprises and U.S. Government agency securities. Substantially all of the unrealized losses at September 30, 2008 relate to the depressed private issuer mortgage-backed securities market. Substantially all of the unrealized losses at September 30, 2007 relate to mortgage-backed securities and were caused by increases in market yields subsequent to purchase. There were no securities with unrealized losses, due to principal write-downs or non-payment that were significant at September 30, 2008 and 2007. At September 30, 2008, a total of 29 securities were in a continuous unrealized loss position for less than 12 months, and 48 securities for 12 months or longer (compared to 8 securities and 57 securities, respectively, at September 30, 2007). There were no debt securities past due or securities for which the Bank currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Bank has the ability and intent to hold its debt securities to maturity, thereby recovering the investments without realizing a loss. Based on these facts and circumstances, the Bank did not consider any securities with unrealized losses to be other-than-temporarily impaired at September 30, 2008 and 2007.

(4)	Loans, Sales and Syndications

Gross loans held-for-sale at September 30, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)
Mortgage loans:
One- to four-family	$714	$314
Multi-family	43,249	14,238
Commercial	35,664	10,972
Construction	20,637	12,226
Land	34,774	21,601
Total	$135,038	$59,351

The following is a summary, by type of loans, of the principal balances of whole loans and loan participation interests sold during the years ended September 30, 2008 and 2007.

	2008	2007
	(In thousands)
Mortgage loans:
Multi-family	$13,200	$13,692
Commercial	10,625	36,808
Construction	3,882	18,884
One- to four-family	6,139	697
Total	$33,846	$70,081

The portion of loans retained by the Bank on sales of participation interests during the years ended September 30, 2008 and 2007 were $23,821,000 and $55,794,000, respectively.

In loan participation transactions, the Bank originates the full loan amount and subsequently identifies participants that purchase participation interests from the Bank. This differs from loan syndication transactions where, prior to closing the loan, the Bank identifies other lenders who agree to fund a portion of the total loan at closing. The Bank records its share of the loan syndication as a loans receivable. The amounts funded by other lenders are not reflected as loan originations and sales in the Bank’s consolidated financial statements.

The following is a summary of loan syndication transactions completed during the years ended September 30, 2008 and 2007:

	2008	2007
	(In thousands)
Total loan amounts	$236,562	$123,450
Less portion funded by other lenders	135,569	82,513
Loans receivable recorded by the Bank	$100,993	$40,937

The unpaid principal balances of whole loans and loan participation interests sold by the Bank and serviced for others at September 30, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)
Mortgage loans:
Multi-family	$43,126	$16,252
Commercial	28,046	42,405
Construction	15,059	22,926
One- to four-family	10,963	5,912
Total	$97,194	$87,495

In addition, the Bank serviced syndicated loan balances owned by other lenders totaling $204,697,000 and $108,201,000 at September 30, 2008 and 2007, respectively. At September 30, 2008 and 2007, the Bank serviced one- to four-family loans involving limited recourse of $7,052,000 and $3,802,000, respectively.

(5)	Loans Receivable, Net

The components of the loan portfolio, excluding loans held-for-sale at September 30, 2008 and 2007, are summarized as follows:

	2008	2007
	(In thousands)
Mortgage loans:
One- to four-family	$82,144	$74,103
Multi-family	32,243	42,192
Commercial	103,336	96,534
Construction	13,761	11,926
Land	9,288	1,793
	240,772	226,548
Consumer and other loans:
Personal loans	848	866
Loans secured by deposit accounts	61	104
	909	970
Total loans receivable	241,681	227,518

Deferred net loan origination fees	(327)	(245)
Allowance for loan losses	(2,205)	(1,806)
Total loans receivable, net	$239,149	$225,467

At September 30, 2008 the Bank pledged $48.0 million in mortgage loans as collateral for borrowings from the FHLB.

There were no loans receivable in non-accrual status at September 30, 2008. At September 30, 2007, loans receivable in non-accrual status were $652,000. Interest which would have been recorded on the loans at September 30, 2007 had they been accruing was approximately $80,000. The Company’s total recorded investment in impaired loans, as defined by SFAS No. 114, was $2.0 million and $2.3 million at September 30, 2008 and September 30, 2007, respectively. All of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2008 and 2007 due to the adequacy of collateral values. The Company’s average recorded investment in impaired loans was $1.4 million during the year ended September 30, 2008, $3.5 million during the year ended September 30, 2007.

The Company’s loan portfolio consists primarily of residential and commercial real estate mortgage loans secured by properties located in the Company’s primary market area of New York, Kings, Nassau and Suffolk Counties of New York. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate.

          The principal balances of non-accrual loans were as follows:

	2008	2007
	(In thousands)
One- to four-family residential mortgage loans	$—	$—
Multi-family loans	—	41
Commercial real estate loans	—	—
Construction loans	—	611
Total non-accrual loans	$—	$652

Activity in the allowance for loan losses for each of the years in the two-year period ended September 30, 2008 is summarized below. There were no charge-offs or recoveries during these years.

	2008	2007
	(In thousands)
Balance, beginning of year	$1,806	$1,757
Provision for loan losses	399	49
Balance, end of year	$2,205	$1,806

(6)	Premises and Equipment

Premises and equipment at September 30, 2008 and 2007 is summarized as follows:

	2008	2007

Land	$115	$115
Buildings and improvements	1,582	1,145
Leasehold improvements	2,279	1,505
Furnishings and equipment	1,435	1,079
Construction in progress	5	—
	$5,416	$3,844

Less accumulated depreciation	3,131	2,825
	$2,285	$1,019

(7)	Accrued Interest Receivable

Accrued interest receivable at September 30, 2008 and 2007 is summarized as follows:

	2008	2007
	(In thousands)

First mortgage and other loans	$2,130	$1,982
Mortgage-backed securities	301	274
Other securities and interest-earning assets	46	49
	$2,477	$2,305

(8)	Deposits

Scheduled maturities of certificates of deposit at September 30, 2008 and 2007 are summarized as follows:

	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Within one year	$153,364	72.89%	$119,093	73.13%
After one but within two years	35,553	16.90	22,471	13.80
After two but within three years	5,623	2.67	10,581	6.50
After three but within four years	5,271	2.51	4,918	3.02
After four years	10,588	5.03	5,785	3.55
	$210,399	100.00%	$162,848	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $55,103,000 and $39,147,000 at September 30, 2008 and 2007, respectively. The FDIC generally insures deposit amounts up to $100,000, as defined in the applicable regulations.

(9)	Borrowings

The Bank’s borrowings at September 30, 2008 and 2007 consist of FHLB advances with interest rates and maturity dates as summarized below. None of these advances are callable by the FHLB prior to maturity.

	2008			2007
	Principal	Rate	Maturity	Principal	Rate	Maturity
	(Dollars in thousands)

	$32,300	1.61%	10/01/2008	$1,800	5.24%	10/01/2007
	10,000	1.56	10/10/2008	300	3.46	10/01/2007
	439	4.35	02/25/2009	732	4.19	02/25/2008
	200	4.61	08/31/2009	1,250	5.19	02/28/2008
	500	4.70	09/28/2009	250	4.29	05/13/2008
				1,250	5.45	05/27/2008
				750	5.51	06/02/2008
				500	3.56	09/26/2008
				300	3.79	09/30/2008
				200	4.71	09/30/2008

Short-term	43,439	1.68		7,332	4.90

	300	4.65	08/30/2010	439	4.35	02/25/2009
	300	4.67	08/30/2011	200	4.61	08/31/2009
	200	4.71	08/30/2012	500	4.70	09/28/2009
				300	4.65	08/30/2010
				300	4.67	08/30/2011
				200	4.71	08/30/2012

Long-term	800	4.67		1,939	4.60

Total	$44,239	1.73%		$9,271	4.83%

As a member of the FHLB, the Bank may have outstanding FHLB borrowings of up to approximately $95.5 million and $86.7 million at September 30, 2008 and 2007, respectively, in a combination of term advances and overnight funds. The Bank’s unused FHLB borrowing capacity was approximately $51.2 million and $77.4 million at September 30, 2008 and 2007, respectively.

Borrowings are secured by the Bank’s investment in FHLB stock and by a security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $53.1 million as of September 30, 2008. The Bank satisfied its collateral requirement at September 30, 2008 and 2007.

At September 30, 2008 the Bank pledged $48.0 million of its mortgage portfolio and $27.5 million (amortized cost) of its securities portfolio having a fair market value of $25.3 million.

(10)	Federal, State, and Local Taxes

The Bank’s provision (benefit) for income taxes included in the consolidated statements of income for the years ended September 30, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Current tax expense:
Federal	$3,285	$2,367
State and local	903	557
Total current tax expense	4,188	2,924

Deferred tax benefit:
Federal	(682)	(601)
State and local	(188)	(142)
Total deferred tax benefit	(870)	(743)

Total provision for income taxes	$3,318	$2,181

The reconciliation of the Bank’s U.S. statutory rate to the Bank’s effective tax rate for the years ended September 30, 2008 and 2007 is as follows:

	2008	2007

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefits	5.3	4.5
Other	(2.0)	(2.3)
Effective tax rate	37.3%	36.2%

The Company files a consolidated Federal income tax return on a September 30 fiscal year basis. The Company also filed New York State franchise tax and New York City financial corporation tax returns on a September 30 fiscal year basis. The Company’s annual state and city tax liability for each tax year is the greater of a tax based on entire net income, as defined, taxable assets or an alternative tax based on a specified formula. Further, the Company is subject to a metropolitan transportation business tax surcharge based upon New York State tax liability.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$970	$795
Supplemental retirement plan	758	703
Stock-based incentive plan	688	625
Depreciation	220	150
Other than temporary impairment	529	—
Loan servicing asset	25	—
Other	85	149
Total deferred tax assets	3,275	2,422

Deferred tax liabilities:
Deferred loan costs	(251)	(225)

Net deferred tax assets (included in other assets)	$3,024	$2,197

Management believes that it is more likely than not that the consolidated results of future operations of the Bank will generate sufficient taxable income to realize the deferred tax assets of the Bank. Management believes that it is more likely than not to generate sufficient capital gains to realize the deferred tax asset associated with the other than temporary impairment charge. Therefore, a valuation allowance against the gross deferred tax assets was not considered necessary at September 30, 2008 and 2007.

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

The Bank’s base-year tax bad debt reserves totaled $1.6 million for Federal tax purposes and $2.6 million for State tax purposes at September 30, 2008 and 2007. Deferred tax liabilities have not been recognized with respect to these reserves, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of these reserves include failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. Federal base-year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter. The unrecognized deferred tax liabilities with respect to the Bank’s base-year reserves totaled approximately $0.8 million at both September 30, 2008 and 2007.

(11)	Defined Contribution Plan and Supplemental Executive Retirement Plan

The Company has a non-contributory defined contribution plan, which covers all employees with a minimum of two years of service who are at least twenty-one years of age. The Company recorded pension expenses of $220,000 and $186,000 for the years ended September 30, 2008 and 2007, respectively. Contributions are made annually for each employee based upon a fixed percentage of compensation and were $187,000 and $157,000 for the years ended September 30, 2008 and 2007, respectively.

The Company has also established a Supplemental Executive Retirement Plan, which is a non-qualified plan providing certain executives with supplemental retirement benefits. The periodic pension expense for the supplemental plan amounted to $126,000 and $291,000 for the years ended September 30, 2008 and 2007, respectively. The accrued liability on the supplemental plan was $1.7 million and $1.6 million at September 30, 2008 and 2007, respectively, all of which is unfunded.

(12)	Employee Stock Ownership Plan

In connection with the Reorganization and Offering in April 2005, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,174,000 from the Company and used the funds to purchase 317,400 shares of common stock as part of the Offering. The Bank makes a periodic contribution to the ESOP sufficient to satisfy the debt service requirements of the loan, which has a twenty-year term and bears interest at the prime rate set on November 1st of each year. The ESOP uses this contribution and any dividends received by the ESOP on unallocated shares to make the principal and interest payment on the loan.

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

ESOP expense was $207,000 and $222,000 for the years ended September 30, 2008 and 2007, respectively. At September 30, 2008, 14,548 shares have been committed to be released for allocation and 47,610 shares have been allocated. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity (255,242 shares with a cost of approximately $2,552,420 and fair value of approximately $3,775,000 at September 30, 2008).

(13)	Stock-Based Incentive Plan

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

Employee options and non-employee director options generally vest over a seven-year service period, except in cases where retirement qualifications come into effect, which accelerates the vesting upon granting. Management estimated the fair values relating to all of the fiscal 2007 option grants using the Black-Sholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Management estimated the expected life of the options assuming that it must be more than the vesting period, and no greater than the contractual life, ten years, in conjunction with an evaluation of the grantees’ ages and lengths of service. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the vesting life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite vesting and service period of the awards. The weighted-average grant-date fair value of options granted during the year ended September 30, 2007 was $3.57. There were no options granted during the year ended September 30, 2008.

Management used the following assumptions to estimate the fair values of options granted:

	Year Ended September 30, 2007

Weighted average risk-free interest rate	4.68%
Expected dividend yield	1.87%
Weighted average volatility factor of the expected market price of the Company’s common stock	21.90%
Weighted average expected life of the options	6.8	years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s stock-based incentive plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite vesting or service period of five years. The weighted-average grant-date fair value of restricted stock awards during the year ended September 30, 2007 was $13.68. There were no restricted stock awards during the year ended September 30, 2008.

During the year ended September 30, 2008, the Company recorded $311,000 of stock-based incentive compensation expense, comprised of stock option expense of $133,000 and $178,000 of restricted stock expense. The tax benefit recognized on the stock-based incentive compensation was $63,000 for the year ended September 30, 2008.

During the year ended September 30, 2007, the Company recorded $4.1 million of stock-based incentive compensation expense, comprised of stock option expense of $1.3 million and $2.8 million of restricted stock expense. The tax benefit recognized on the stock-based incentive compensation was $625,000 for the year ended September 30, 2007.

The following is a summary of the Company’s stock option activity and related information for its option plan for the years ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding at
September 30, 2007	621	$13.37	9.4 years	$236
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—

Outstanding at
September 30, 2008	621	$13.37	8.4 years	$881

Exercisable at
September 30, 2008	420	$13.34	8.4 years	$611

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. As of September 30, 2008, the Company has 484,129 shares of treasury stock.

Expected future compensation expense relating to the 200,507 unexercisable options outstanding as of September 30, 2008 is approximately $733,200 over a weighted average period of 5.4 years. As of September 30, 2008, there were 27,500 shares remaining available for future option grants under the plan.

The following is a summary of the status of the Company’s restricted share awards as of September 30, 2008:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)

Non-vested at September 30, 2007	66	$13.50
Granted	—	$—
Vested	(13)	$13.50
Forfeited	—	$—

Non-vested at September 30, 2008	53	$13.50

During the years ended September 30, 2008 and 2007, the total fair value of restricted shares that vested during the year was $164,000 and $2.7 million, respectively. Expected future compensation expense relating to the 52,885 non-vested restricted shares at September 30, 2008 is $595,000 over a weighted average period of 3.4 years. As of September 30, 2008, there were no shares remaining available for future restricted stock grants under the plan.

(14)	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I risk-based capital to risk-weighted assets, and of leverage and tangible capital to adjusted total assets. Management believes, as of September 30, 2008 and 2007, that the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2008, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2008:
Total risk-based capital (to risk weighted assets)	$77,973	20.9%	$29,791	8.0%	$37,238	10.0%
Tier I risk-based capital (to risk weighted assets)	75,182	20.2	14,895	4.0	22,343	6.0
Tangible capital (to tangible assets)	75,182	15.6	7,242	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	75,182	15.6	14,483	3.0	24,139	5.0

At September 30, 2007:
Total risk-based capital (to risk weighted assets)	$71,459	25.5%	$22,420	8.0%	$28,025	10.0%
Tier I risk-based capital (to risk weighted assets)	69,694	24.9	11,210	4.0	16,815	6.0
Tangible capital (to tangible assets)	69,694	18.0	5,820	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	69,694	18.0	11,640	3.0	19,401	5.0

The following is a reconciliation of the Bank’s equity under GAAP and its regulatory capital amounts at September 30, 2008 and 2007:

	2008	2007
	(In thousands)

Equity under GAAP	$75,707	$69,573
Deduct:
Disallowed servicing assets, disallowed deferred tax assets	586	—
Add:
Net unrealized loss on securities available for sale, net of income taxes	—	60
Minority interest in consolidated subsidiary	61	61
Tangible capital, Tier I (core) capital and Tier 1 risk-based capital	75,182	69,694
Allowance for loan losses includable in regulatory capital	2,205	1,765
Disallowed servicing assets, disallowed deferred tax assets	586	—
Total risk-based capital	$77,973	$71,459

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

(15)	Commitments and Contingencies

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

Lease Commitments

At September 30, 2008, the Bank was obligated under noncancelable operating leases on property used for banking purposes. These leases contain escalation clauses, which provide for minimum annual rental payments and payment of real estate taxes and other occupancy expense, that may be increased based upon increases in real estate taxes and in the other occupancy expenses. Rental expense was $670,000 and $369,000 for the years ended September 30, 2008 and 2007, respectively.

The projected minimum rental payments by fiscal year under the terms of the leases at September 30, 2008 are approximately as follows:

Year	Amount
(In thousands)
2009	$523
2010	534
2011	546
2012	532
2013	351
Thereafter	1,215
$3,701

Loan Commitments

At September 30, 2008 and 2007, outstanding commitments made by the Bank for commercial and residential mortgages, undisbursed construction loans, and home equity lines of credit approximated $175,807,000 and $86,747,000, respectively. The commitments at September 30, 2008 consisted of adjustable or variable rate commitments of $174,695,000 and fixed-rate commitments of $1,112,000. The adjustable or variable rate commitments carry interest rates ranging from 2.95% to 9.5%. The fixed-rate commitments carried interest rates ranging from 5.625% to 7.0%. At September 30, 2008 there were no commitments to sell whole loans and the Bank had one standby letter of credit of approximately $2,140,000.

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

(16)	Related Party Transactions

As of September 30, 2008 and 2007, the Bank had approximately $230,000 and $279,000, respectively, of mortgage loans to its officers and related parties, with interest rates varying from 5.00% to 5.13% at September 30, 2008 and 5.00% to 6.50% at September 30, 2007. During the year ended September 30, 2008, related party loans repaid approximately $49,000 and there were no new loans or advances. All loans mature within 30 years.

(17)	Financial Instrument Fair Value Disclosures

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2008 and 2007:

	2008
	Carrying value	Estimated fair value
	(In thousands)
Financial assets:
Cash and due from banks	$5,053	$5,053
Certificates of deposit	1,397	1,405
Securities available-for-sale	3,655	3,655
Securities held-to-maturity	78,086	70,793
Loans held-for-sale	134,171	134,312
Loans receivable, net	239,149	239,403
FHLB stock	2,802	2,802
Accrued interest receivable	2,477	2,477

Financial liabilities:
Deposits	342,475	346,053
Borrowings	44,239	44,830
Accrued Interest Payable	43	43

	2007
	Carrying value	Estimated fair value
	(In thousands)
Financial assets:
Cash and due from banks	$5,398	$5,398
Certificates of deposit	3,890	3,912
Securities available-for-sale	4,601	4,601
Securities held-to-maturity	73,354	72,032
Loans held-for-sale	59,153	59,153
Loans receivable, net	225,467	226,544
FHLB stock	1,032	1,032
Accrued interest receivable	2,305	2,305

Financial liabilities:
Deposits	287,155	287,910
Borrowings	9,271	9,256
Accrued Interest Payable	55	55

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at September 30, 2008 and 2007:

(a)	Cash and Due from Banks

The estimated fair values of cash and due from banks are assumed to equal the carrying values, as these balances are due on demand.

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

(f)	FHLB Stock

The estimated fair value of the Bank’s investment in FHLB stock is deemed to equal its carrying value, which represents the price at which it may be redeemed.

(g)	Accrued Interest Receivable and Payable

The fair value of accrued interest receivable and payable is estimated to be the carrying value since it is currently due.

	(h)	Deposits

The estimated fair value of deposits with no stated maturity, which include NOW, money market, and passbook savings accounts are deemed to be equal to the amount payable on demand at the valuation date. The estimated fair values of certificates of deposit represent contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities.

These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base. Management believes that the Bank’s core deposit relationships provide a relatively stable, low cost funding source, which has a substantial intangible value separate from the deposit balances.

	(i)	Borrowings

The fair values of borrowings are estimated using a discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

	(j)	Commitments

Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties. The estimated fair values of commitments outstanding as of September 30, 2008 and 2007 are not considered significant and are not included in the above table.

(18)	Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2008	2007
	(In thousands, except per share data)

Net income	$5,581	$3,847
Weighted average common shares outstanding for computation of basic EPS	12,865,569	13,024,780
Dilutive common-equivalent shares	9,195	100,191
Weighted average common shares for computation of diluted EPS	12,874,764	13,124,971
Earnings per common share:
Basic	$0.43	$0.30
Diluted	$0.43	$0.29

(19)	Recent Accounting Pronouncements

          In September 2006, the FASB issued, Statement of Financial Accounting Standard, (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

          In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The adoption of FSP 157-2 did not have a material effect on the Company’s operating income or net earnings.

          In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

          In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material effect on our consolidated financial position and results of operations.

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

          Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB No. 109 revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB No. 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 retains the staff’s views on incorporating expected net future cash flows related to internally developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB No. 109 to have a material impact on its financial statements.

          SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the SAB series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB No. 110 is effective January 1, 2008. The implementation of this standard did not have a material impact on its financial statements.

          In February 2008, the FASB issued a FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

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

          In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any the new pronouncement will have on its consolidated financial statements.

          In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately upon adoption of SFAS No. 157 on October 1, 2008. The application of the provisions of FSP 157-3 will not materially affect our results of operations or financial condition.

          In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

(20)	Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition and related condensed statements of income and cash flows as of September 30, 2008 and 2007.

	2008	2007
	(In thousands)
Condensed Statements of Financial Condition
Assets:
Cash	$6,009	$10,237
Loans receivable from ESOP	2,857	2,933
Investment in Brooklyn Federal Savings Bank	75,706	69,573
Other investments	100	100
Accrued interest receivable	196	222
Other assets	1,604	3,371
Total assets	$86,472	$86,436
Liabilities	$149	$1,177
Stockholders’ equity	86,323	85,259
Total liabilities and stockholders’ equity	$86,472	$86,436

	2008	2007
	(In thousands)

Condensed Statements of Income
Interest income	$219	$251
Non-interest expense	730	4,832
Income tax benefit	(226)	(1,993)
Loss before equity in undistributed earnings of subsidiary	(285)	(2,588)
Equity in undistributed earnings of Brooklyn Federal Savings Bank	5,866	6,435
Net income	$5,581	$3,847

	2008	2007
	(In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income:	$5,581	$3,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the Bank	(5,866)	(6,435)
Stock-based incentive plan	312	4,124
Decrease (increase) in accrued interest receivable	26	(36)
Decrease (increase) in other assets	1,767	(3,356)
(Decrease) increase in other liabilities	(1,028)	1,050
Net cash provided by (used in) operating activities	792	(806)

Cash flows from investing activities:
Repayment on ESOP loan	76	81
Net cash provided by investing activities	76	81

Cash flows from financing activities:
Purchase of treasury stock	(3,975)	(2,468)
Payment of cash dividend	(1,121)	(414)
Net cash used in financing activities	(5,096)	(2,882)

Net decrease in cash	(4,228)	(3,607)
Cash at beginning of period	10,237	13,844
Cash at end of period	$6,009	$10,237

(21)	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amount)
Year ended September 30, 2008
Interest income	$6,700	$6,833	$7,022	$7,759
Interest expense	2,640	2,581	2,465	2,579
Net interest income before provision for loan losses	4,060	4,252	4,557	5,180
Provision for loan losses	68	52	(7)	286
Non-interest income	682	883	640	498
Non-interest expense	2,812	2,669	2,993	2,980
Income before income tax expense	1,862	2,414	2,211	2,412
Income tax expense	689	921	773	935
Net income	$1,173	$1,493	$1,438	$1,477
Earnings per common share:
Basic	$0.09	$0.12	$0.11	$0.12
Diluted	$0.09	$0.12	$0.11	$0.12

Year ended September 30, 2007
Interest income	$7,147	$7,044	$6,873	$6,672
Interest expense	2,783	2,658	2,655	2,607
Net interest income before provision for loan losses	4,364	4,386	4,218	4,065
Provision for loan losses	17	(13)	—	45
Non-interest income	785	599	696	1055
Non-interest expense	2,398	5,722	3,038	2,933
Income before income tax expense (benefit)	2,734	(724)	1,876	2,142
Income tax expense (benefit)	1046	(407)	666	876
Net income (loss)	$1,688	$(317)	$1,210	$1,266
Earnings per common share:
Basic	$0.13	$(0.02)	$0.09	$0.10
Diluted	$0.13	$(0.02)	$0.09	$0.10

Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A.(T)     Controls and Procedures

          (a)           Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

          (b)           Management’s Annual Report on Internal Control over Financial Reporting.

          Management of the Company and subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

          Our internal control over financial reporting including policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

          As of September 30, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2008 is effective using these criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

          (c)          Changes in Internal Controls over Financial Reporting.

          There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 9B.          Other Information

          None.

PART III.

Item 10.          Directors, Executive Officers and Corporate Governance

          Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal 1-Election of Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 17, 2009 and is incorporated herein by reference.

          Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Proposal 1-Election of Directors” under caption “Ownership Reports by Officers and Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 17, 2009 and is incorporated herein by reference.

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

Item 11.          Executive Compensation

          The information required by this item is set forth under “Proposal 1-Election of Directors” under the caption “Director Compensation” and “Executive Officers Compensation”, excluding the information set forth under the captions “Compensation Committee Report”, in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 17, 2009 and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” and “Proposal I-Election of Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 17, 2009 and is incorporated here by reference.

          The information regarding the Company’s compensation plans under which equity securities of the Brooklyn Federal are authorized for issuance as of September 30, 2008 is included under “Proposal I-Election of Directors” under the caption “Benefit Plans and Arrangements” and “Stock Benefit Plans” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 17, 2009 and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions and Director Independence

          The information required by this item is set forth under “Proposal I-Election of Directors” under the captions “Transactions With Certain Related Persons” and “Board Independence” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on February 17, 2009 and is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services

          The Company’s independent registered public accounting firm for the years ended September 30, 2008 and 2007 was Beard Miller Company LLP (“BMC”).

          Audit Fees. The aggregate fees billed to the Company by BMC for professional services rendered by BMC for the audit of the Company’s annual financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by BMC in connection with statutory and regulatory filings and engagements was $84,659 and $83,716 during the fiscal years ended September 30, 2008 and 2007, respectively.

          Audit Related Fees. There were no fees billed to the Company by BMC for fiscal 2008 or fiscal 2007 for assurance and related services reasonably related to the performance of the audit of and review of the financial statements that are not already reported in “Audit Fees,” above.

          Tax Fees. There were no tax fees billed to the Company by BMC for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2008 and 2007, respectively.

          All Other Fees. No other fees were billed to the Company by BMC during the fiscal years ended September 30, 2008 and 2007. The full Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm and the related fees.

PART IV.

Item 15.       Exhibits and Financial Statement Schedules

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

	•	Report of Independent Registered Public Accounting Firm

	•	Consolidated Statements of Financial Condition, September 30, 2008 and 2007

	•	Consolidated Statements of Income, Years Ended September 30, 2008 and 2007

	•	Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2008 and 2007

	•	Consolidated Statements of Cash Flows, Years Ended September 30, 2008 and 2007

	•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

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

BROOKLYN FEDERAL BANCORP, INC.

By:	/s/ Angelo J. Di Lorenzo
Angelo J. Di Lorenzo
Vice Chairman and Chief Executive Officer
(Duly Authorized Representative)

Signatures	Title	Date

/s/ Angelo J. Di Lorenzo	Vice Chairman and Chief Executive Officer	December 29, 2008
Angelo J. Di Lorenzo

/s/ Ralph Walther	Vice President and Chief Financial	December 29, 2008
Ralph Walther	Officer (Principal Financial and Accounting Officer)

/s/ Daniel O. Reich	Chairman	December 29, 2008
Daniel O. Reich

/s/ Vincent E. Caccese	Director	December 29, 2008
Vincent E. Caccese

/s/ John C. Gallin	Director	December 29, 2008
John C. Gallin

/s/ John A. Loconsolo	Director	December 29, 2008
John A. Loconsolo

/s/ Arthur R. Williams	Director	December 29, 2008
Arthur R. Williams

/s/ Robert J. A. Zito	Director	December 29, 2008
Robert J. A. Zito

EXHIBIT INDEX

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

3.2	Bylaws of Brooklyn Federal Bancorp, Inc.*

4.2	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

10.1	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo**

10.2	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty**

10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Marc Leno**

10.4	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Marilyn Alberici**

10.5	Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Ralph Walther**

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo***

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty***

10.8	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Angelo J. Di Lorenzo***

10.9	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty***

10.10	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Marilyn Alberici***

10.11	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan****

21	Subsidiaries of the Registrant*

23.1	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).
**	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 20, 2007.
***	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 6, 2007.
****	Field as exhibit to the Company’s Definitive Proxy Statement filed with the SEC on March 7, 2006.