Form 10-Q
period 2008-12-31
Brooklyn Federal Bancorp, Inc.
filed 2009-02-17
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at February 12, 2009
Common Stock, $.01 Par Value	12,957,638

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.    FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

Assets	December 31, 2008	September 30, 2008
Cash and due from banks (including interest-earning balances of $4,520 and $3,134, respectively)	$6,269	$5,053
Certificates of deposit	1,197	1,397
Securities available-for-sale	3,080	3,665
Securities held-to-maturity (estimated fair value of $65,060 and $70,996, respectively)	80,709	78,086
Loans held-for-sale	145,630	134,171
Loans receivable	255,502	241,354
Less: Allowance for loan losses	2,952	2,205
Loans receivable, net	252,550	239,149
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	3,345	2,802
Accrued interest receivable	2,663	2,477
Premises and equipment, net	2,220	2,285
Bank owned life insurance	9,241	9,131
Prepaid expenses and other assets	8,265	5,627
Total assets	$515,169	$483,833

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$18,805	$18,773
Interest-bearing deposits	114,041	113,303
Certificates of deposit	219,670	210,399
Total deposits	352,516	342,475
Borrowings	56,339	44,239
Advance payments by borrowers for taxes and insurance	1,506	2,389
Accrued expenses and other liabilities	17,930	8,407
Total liabilities	428,291	397,510
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,987,018 and 13,000,081 outstanding, respectively	135	135
Additional paid-in capital	42,987	42,939
Retained earnings - substantially restricted	53,442	52,839
Treasury shares - at cost, 497,192 shares and 484,129 shares, respectively	(6,622)	(6,443)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,513)	(2,552)
Unallocated shares of the stock-based incentive plan	(551)	(595)
Accumulated other comprehensive loss:
Net unrealized income (loss) on securities available-for-sale, net of income tax	—	—
Total stockholders’ equity	86,878	86,323
Total liabilities and stockholders’ equity	$515,169	$483,833

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,
	2008	2007
Interest income:
First mortgage and other loans	$7,172	$5,726
Mortgage-backed securities	925	803
Other securities and interest-earning assets	78	171
Total interest income	8,175	6,700

Interest expense:
Deposits	2,500	2,523
Borrowings	122	117
Total interest expense	2,622	2,640

Net interest income before provision for loan losses	5,553	4,060
Provision for loan losses	747	68
Net interest income after provision for loan losses	4,806	3,992

Non-interest income (loss):
Banking fees and service charges	369	470
Loss on impairment of securities available-for-sale	(576)	—
Net gain on sale of loans held-for-sale	17	52
Other	156	160
Total non-interest income (loss)	(34)	682

Non-interest expense:
Compensation and fringe benefits	2,111	1,886
Occupancy and equipment	411	335
Professional fees	122	139
Data processing fees	214	147
Other	368	305
Total non-interest expense	3,226	2,812

Income before income tax expense	1,546	1,862
Income tax expense	571	689
Net income	$975	$1,173
Earnings per common share:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09
Average common shares outstanding:
Basic	12,685,436	12,953,525
Diluted	12,705,963	13,007,469

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259

Comprehensive income:
Net income	—	—	1,173	—	—	—	—	1,173
Net unrealized loss on securities available-for-sale, net of income tax benefit of $8	—	—	—	—	—	—	(11)	(11)
Comprehensive income								1,162
Treasury stock purchased (43,425 shares)	—	—	—	(594)	—	—	—	(594)
Allocation of ESOP stock	—	13	—	—	39	—	—	52
Stock-based incentive plan expense	—	33	—	—	—	45	—	78
Dividends paid on common stock, $0.05 per share	—	—	(201)	—	—	—	—	(201)
Balance December 31, 2007	$135	$42,804	$49,351	$(3,062)	$(2,672)	$(729)	$(71)	$85,756

Balance September 30, 2008	$135	$42,939	$52,839	$(6,443)	$(2,552)	$(595)	$—	$86,323

Comprehensive income:
Net income	—	—	975	—	—	—	—	975
Net unrealized loss on securities available-for-sale, net of income tax benefit of $238	—	—	—	—	—	—	(338)	(338)
Loss on impairment of securities available-for- sale, net of income tax benefit of $238	—	—	—	—	—	—	338	338
Comprehensive income								975
Treasury stock purchased (13,063 shares)	—	—	—	(179)	—	—	—	(179)
Allocation of ESOP stock	—	15	—	—	39	—	—	54
Stock-based incentive plan expense	—	33	—	—	—	44	—	77
Dividends paid on common stock, $0.10 per share	—	—	(372)	—	—	—	—	(372)
Balance December 31, 2008	$135	$42,987	$53,442	$(6,622)	$(2,513)	$(551)	$—	$86,878

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$975	$1,173
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP expense	54	52
Stock-based incentive plan expense	77	78
Depreciation and amortization	112	65
Provision for loan losses	747	68
Income from bank-owned life insurance	(95)	(90)
Loss on impairment of securities available-for-sale	576	—
Amortization of servicing rights	65	—
Amortization of deferred loan fees, net	(101)	(80)
(Accretion of discounts), net of amortization of premiums	(21)	1
Originations of loans held-for-sale	(33,267)	(28,486)
Purchase of loans held-for-sale	—	(1,495)
Proceeds from sales of loans held-for-sale	1,358	23,836
Principal repayments on loans held-for-sale	988	936
Net gain on sales of loans held-for-sale	(17)	(52)
Increase in accrued interest receivable	(186)	(149)
Deferred income tax benefit	(786)	(136)
(Increase) decrease in prepaid expenses and other assets	(1,905)	1,116
Increase (decrease) in accrued expenses and other liabilities	9,523	(69)
Net cash used in operating activities	(21,903)	(3,232)
Cash flows from investing activities:
Repayments in excess of loan originations	5,421	703
Purchase of loans receivable	—	(478)
Principal repayments on mortgage-backed securities held-to-maturity	2,690	3,500
Purchases of mortgage-backed securities held-to-maturity	(5,292)	(5,021)
Purchases of securities available-for-sale	—	(62)
Maturities of certificates of deposit	200	397
(Purchases) redemptions of FHLB stock	(543)	33
Purchases of bank-owned life insurance	(15)	(14)
Purchases of premises and equipment	(47)	(174)
Net cash provided by (used in) investing activities	2,414	(1,116)
Cash flows from financing activities:
Increase in deposits	10,041	12,450
Net increase (decrease) in short term borrowings	12,100	(1,800)
Repayments of long term borrowings	—	(300)
Decrease in advance payments by borrowers for taxes and insurance	(883)	(754)
Purchase of treasury stock	(179)	(594)
Payment of cash dividend	(374)	(201)
Net cash provided by financing activities	20,705	8,801

Net increase in cash and cash equivalents	1,216	4,453
Cash and cash equivalents at beginning of year	5,053	5,398
Cash and cash equivalents at end of period	$6,269	$9,851

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,614	$2,649
Taxes	433	—
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	$—	$611
Mortgage loans held-for-sale transferred to held-to-maturity	19,468	4,428

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2008, should be read in conjunction with these statements.

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

Note 3 – Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective for its fiscal year beginning October 1, 2008.

In December 2007, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our December 31, 2008 consolidated financial statements. The adoption of SFAS No. 157, FSP 157-2 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

The primary effect of SFAS No. 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

Securities available-for-sale	$3,080	$3,080	$0	$0

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

Impaired loans	$1,463	$0	$0	$1,463

The following valuation techniques were used to measure fair value of assets in the tables above:

Available-for-sale securities – The fair value of the securities was obtained through a primary broker/dealer from readily available price quotes as of December 31, 2008.

Impaired loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $1,883 less their specific valuation allowances of $420, as determined under SFAS 114.

Note 4 - Impact of Certain Accounting Pronouncements

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

FASB SFAS No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This pronouncement will impact the Company’s accounting for business combinations completed after the effective date.

FASB SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The implementation of this pronouncement did not have a material impact on our consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this pronouncement did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20”.  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this pronouncement did not have a material impact on our consolidated financial statements.

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

General

The Company’s results of operations depend mainly on its net interest income, which is the difference between the interest income earned on its loan and investment portfolios and interest expense paid on its deposits and borrowed funds.  Results of operations are also affected by fee income from banking operations, provisions for loan losses, other-than-temporary impairments, gains (losses) on sales of loans and securities available-for-sale and other miscellaneous income.  The Company’s non-interest expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  In determining the allowance for loan losses, management makes significant estimates.  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

The Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities has been steadily losing value, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $3.1 million investment in this asset.

As of December 31, 2008, we concluded that this available-for-sale investment did incur an other-than-temporary impairment and the Bank charged current earnings for the impairment.  As to the securities held-to-maturity we concluded the unrealized loss was temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities.  Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized costs.  Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

Federal Home Loan Bank Stock, which represents a required investment in the common stock of the Federal Home Loan Bank of New York (“FHLB”), is carried at cost as of December 31, 2008 and September 30, 2008.

Management evaluates the FHLB stock for impairment in accordance with Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2008.

We continue to evaluate all our investments and in the event the market value of such investments declines further and remains depressed for a substantial period of time, we will evaluate the investments for other-than-temporary impairment at that time.

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

●
Managing Our Interest Rate Risk.  With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows.  This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates begin to rise.  During the recent period of lower short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still utilizing a portion of our liquidity to purchase security investments and redeploying the excess repayments of those investments to loan originations.  Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments.  At December 31, 2008, $6.3 million, or 1.2% of our assets, was invested in cash or cash equivalents, and $1.2 million, or 0.2% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Total Assets.  Total assets increased $31.4 million, or 6.5%, to $515.2 million at December 31, 2008, from $483.8 million at September 30, 2008.  This increase was primarily due to increases in cash and due from banks, securities held-to-maturity, loans held-for-sale, loans receivable, net, and other assets, offset in part by decreases in certificate of deposit investments and securities available-for-sale.

Cash and Due from Banks.  Cash and due from banks increased $1.2 million, or 24.1%, to $6.3 million at December 31, 2008, from $5.1 million at September 30, 2008.

Investment in Certificates of Deposit.  Certificates of deposit decreased $200,000, or 14.3%, to $1.2 million at December 31, 2008, from $1.4 million at September 30, 2008.  This decrease was due to maturities of some certificates.

 Securities.  Security investments, which represent securities available-for-sale and securities held-to-maturity, increased $2.1 million, or 2.5%, to $83.8 million at December 31, 2008, from $81.7 million at September 30, 2008.  This increase was primarily due to purchases of mortgage-backed securities of $5.3 million, offset by repayments in mortgage-backed securities of approximately $2.7 million and the recording of an other-than-temporary impairment of approximately $576,000.  Our holdings of mortgage-backed securities and securities available-for-sale totaled $80.7 million and $3.1 million, respectively, at December 31, 2008.

Net Loans.  Net loans before allowance for loan losses, which includes loans held-for-sale, increased $25.6 million, or 6.8%, to $401.1 million at December 31, 2008, from $375.5 million at September 30, 2008, primarily due to increases in multi-family loans of $13.2 million, construction loans of $10.3 million and land loans of $5.7 million, offset by decreases of $3.0 million in commercial real estate loans, $270,000 in one-to four-family loans and $81,000 in consumer and other loans.  Net deferred fees and costs increased approximately $282,000.

At December 31, 2008, the Bank has one participation loan, of which our portion is approximately $1.9 million, that is non-performing and in non-accrual status.  This non-performing and non-accruing loan is secured by a vacant multi-family apartment building located in New York City.  The Bank has established a specific loan loss allowance of $420,200 for this loan.  As mentioned in our Form 10-K filed with the SEC on December 29, 2008, this loan was classified as special mention at September 30, 2008, due to being past maturity.  Subsequently, in November 2008, we classified this loan as substandard and placed this loan in non-accrual status and the foreclosure process was commenced.  In December 2008 the borrower procured an appraisal valuing the property for $14.6 million, with our portion of the appraisal totaling approximately $1.5 million.

There were two non-performing loans at September 30, 2008 totaling approximately $2.0 million, each of which was still accruing at September 30, 2008.  One loan was the vacant multi-family property described above.  The other non-performing loan was a commercial real estate loan for $130,000.  This loan was classified as special mention but was subsequently paid off in November 2008.

On the basis of management’s review of classified assets at December 31, 2008, we classified $3.4 million of our assets as special mention representing one construction loan, two commercial real estate loans and one consumer loan.  The construction loan of $1.9 million, which represents 76.0% of the total loan has an appraised value of $5.3 million and is current with their payment.  One commercial real estate loan of $1.2 million has an appraised value of $2.0 million and is still making payments after their contractual due date and the other commercial real estate loan of $258,000, which represents 10.0% of the total loan has an appraised value of approximately $4.0 million and is current with their payment.  The consumer loan of $1,200 is still making payments after their contractual due date.

On the basis of management’s review of classified assets at December 31, 2008, we classified two loans as substandard totaling $8.6 million.  One loan is the vacant multi-family apartment building described above. The other loan is a commercial real estate loan for $6.7 million with an appraised value of $13.2 million.  This loan was classified as special mention at March 31, 2008 and reclassified as substandard in June 2008 due to the borrower’s history of making late contractual payments.  This loan remains classified substandard at December 31, 2008.  At December 31, 2008, none of our assets were classified as loss.

Federal Home Loan Bank of New York Stock.  FHLB of New York stock increased $543,000, or 19.4%, to $3.3 million at December 31, 2008.  At September 30, 2008 our FHLB stock investment balance was $2.8 million.  This increase was primarily due to an increased balance in FHLB borrowings, which triggered purchases of FHLB stock.

Bank Owned Life Insurance.  Bank-owned life insurance increased $110,000, or 1.2%, to $9.2 million at December 31, 2008, from $9.1 million at September 30, 2008. This increase was mainly due to increases in cash surrender value from earnings of $95,000 and additional insurance purchase of $15,000.

 Prepaid Expenses and Other Assets.  Prepaid expenses and other assets, premises and equipment, net and accrued interest receivable increased $2.7 million, or 26.6%, to $13.1 million at December 31, 2008, from $10.4 million at September 30, 2008. This increase was mainly due to increases in miscellaneous other assets of approximately $2.6 million, which include increases in unprocessed branch and department operations work of approximately $1.9 million and approximately $788,000 in deferred tax assets. Accrued interest receivable increased approximately $186,000.  Premises and equipment, net, decreased approximately $65,000.

Deposits.  Deposits increased by $10.0 million, or 2.9%, to $352.5 million at December 31, 2008, from $342.5 million at September 30, 2008.  The increase was primarily due to the Bank’s marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

Borrowed Funds.  Total funds borrowed from the FHLB of New York, increased $12.1 million, or 27.4%, to $56.3 million at December 31, 2008, from $44.2 million at September 30, 2008. The primary reason for the increase was additional funding for the origination of mortgage loans.

Advance payments by borrowers for taxes and insurance (“Escrow”). Escrow deposits decreased $883,000, or 37.0%, to $1.5 million at December 31, 2008, from $2.4 million at September 30, 2008.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $9.5 million, or 113.3%, to $17.9 million at December 31, 2008, from $8.4 million at September 30, 2008.  This increase was primarily due to an increase in miscellaneous payables of approximately $8.1 million, which represents outstanding official checks not yet cleared.  The Company also had increases in taxes payable of $865,000, loan payables of $386,000, accrued expenses of $437,000, and Supplemental Executive Retirement Plan (“SERP”) accruals of $25,000, offset by a decrease in unprocessed banking liabilities of $329,000.

Stockholders’ Equity.   Stockholders’ equity increased by $555,000, or 0.6%, to $86.9 million at December 31, 2008, from $86.3 million at September 30, 2008.  The primary reason for the increase is the result of net income for the period, offset in part by the payment of dividends of approximately $374,000 and purchases of treasury stock of approximately $179,000 pursuant to the Company’s stock repurchase plan.

Liquidity and Capital Resources.  The Company maintains liquid assets at levels it considers adequate to meet its liquidity needs.  The Company adjusts its liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay its borrowings and to fund loan commitments.  The Company also adjusts its liquidity levels as appropriate to meet asset and liability management objectives.

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

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities.  At December 31, 2008, $6.3 million, or 1.2%, of the Company’s assets were invested in cash and due from banks.  The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans.  Such activity is expected to continue so long as it meets the Company’s operational and financial needs.  In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements.  At December 31, 2008 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $1.2 million, or 0.2%, of the Company’s assets.  As of December 31, 2008, the Company had $56.3 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At December 31, 2008, the Company had approximately $166.2 million in commitments to originate loans and unused lines of credit outstanding, which included $98.5 million in undisbursed construction loans, $1.3 million in one- to four-family loans, $1.9 million in unused home equity lines of credit, $9.4 million in commercial real estate lines of credit and $55.1 million to originate multi-family and nonresidential mortgage loans.  The Bank had a stand by letter of credit commitment of approximately $2.1 million.  The Bank had no commitments to sell loans.  Certificates of deposit due within one year of December 31, 2008 totaled $174.3 million, or 79.4% of certificates of deposit.  If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before December 31, 2009.  Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at December 31, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$79,428	19.7%	$32,196	8.0%	$40,245	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	76,125	18.9	16,098	4.0	24,147	6.0
Tangible capital
(To tangible assets)	76,125	14.8	7,712	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	76,125	14.8	15,425	3.0	25,708	5.0

Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at December 31, 2008:

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or less	More than One Year Through Three Years	More Than Three Years through Five Years	More Than Five Years
	(In thousands)
To originate loans	$56,417	$56,417	$—	$—	$—
Stand by letter of credit	2,140	2,140	—	—	—
Unused lines of credit	109,776	109,776	—	—	—
Total	$168,333	$168,333	$—	$—	$—

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

Net Income.  Net income decreased by $198,000, or 16.9%, to $975,000 for the three months ended December 31, 2008, from net income of $1.2 million for the three months ended December 31, 2007.  The primary reasons for the decrease were a decrease in non-interest income of $716,000, increases in loan loss provision of $679,000 and non-interest expense of $414,000, offset in part by an increase in interest income of $1.5 million and decreases in interest expense of $18,000 and provision for income tax of $118,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased by $1.5 million, or 36.8%, to $5.6 million for the three months ended December 31, 2008, from $4.1 million for the three months ended December 31, 2007.  The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $93.0 million and a 75 basis point increase in the Bank’s net interest rate spread to 4.13% for the three months ended December 31, 2008, from 3.38% for the three months ended December 31, 2007.  The Bank’s net interest margin increased 42 basis points to 4.70% for the three months ended December 31, 2008 compared to 4.28% for the three months ended December 31, 2007.

Interest Income.  Interest income increased $1.5 million, or 22.0%, to $8.2 million for the three months ended December 31, 2008, from $6.7 million for the three months ended December 31, 2007.  Interest income on loans increased by $1.5 million, or 25.3%, to $7.2 million for the three months ended December 31, 2008, from $5.7 million for the three months ended December 31, 2007.  The primary reasons for the increase in interest income on loans were a $1.2 million increase in multi-family and commercial real estate loan income, a $241,000 increase in construction loan income and a $54,000 increase in one- to four-family income, offset in part by a decrease in other loan income of $2,000.  The average balance of the loan portfolio increased by $90.0 million, or 30.6%, to $383.6 million for the three months ended December 31, 2008, from $293.6 million for the three months ended December 31, 2007. The average yield on loans decreased 32 basis points to 7.48% for the three months ended December 31, 2008, from 7.80% for the three months ended December 31, 2007. Interest income on security investments and other interest-earning assets increased by $29,000, or 3.0%, to $1.0 million for the three months ended December 31, 2008, from $974,000 for the three months ended December 31, 2007.  The increase in interest income on security investments and other interest-earning assets was primarily due to an increase in the average balance of $3.1 million, or 3.6%, to $89.2 million at December 31, 2008 from $86.1 million at December 31, 2007, offset by a decrease of 3 basis points in the average yield to 4.50% for the quarter ended December 31, 2008, compared to the average yield of 4.53% for the quarter ended December 31, 2007.

Interest Expense.  Interest expense decreased $18,000, or 0.7%, to $2.6 million for the three months ended December 31, 2008 and December 31, 2007, respectively.  Interest expense on deposits decreased $23,000, or 0.9%, to $2.5 million at December 31, 2008 and December 31, 2007, respectively.  Interest expense on FHLB of New York borrowings increased $5,000, or 4.3%, to $122,000 at December 31, 2008, from $117,000 at December 31, 2007.  The decrease in total interest expense was primarily the result of decreases in the average cost of interest-bearing deposits of 62 basis points to 3.02% at December 31, 2008, compared to 3.64% at December 31, 2007, and in the average cost of FHLB of New York borrowings of 377 basis points, to 1.07% for the quarter ended December 31, 2008, compared to the average cost of 4.84% for the quarter ended December 31, 2007, offset in part by increased average balances of interest-bearing deposits of $53.7 million to $330.8 million at December 31, 2008, from $277.1 million at December 31, 2007 and FHLB of New York borrowings of $36.0 million, to $45.7 million at December 31, 2008, from $9.7 million at December 31, 2007.  The average cost of total interest-bearing liabilities decreased 89 basis points to 2.79% for the three months ended December 31, 2008, from 3.68% for the three months ended December 31, 2007.

Provision for Loan Losses.  The Bank’s provision for loan losses increased by $679,000, or 998.5%, to $747,000 for the quarter ended December 31, 2008 compared to $68,000 for the quarter ended December 31, 2007.  The primary reasons for this increase were a specific allowance of $420,000 established for a non-accruing, vacant multi-family loan property and increases in higher risk loan originations, including commercial mortgage loans, construction mortgage loans and land loans.  The Bank continues to transfer loans from its held-for-sale loan portfolio to its mortgage loan receivable portfolio after the Bank reached its internal limit in participating out interests in certain loans to other financial institutions.  The allowance for loan losses as of December 31, 2008 represented 0.74% of total loans, compared to 0.64% of total loans as of December 31, 2007.

Non-interest Income. Non-interest income decreased by $716,000, or 105.0%, to $(34,000) for the quarter ended December 31, 2008 from $682,000 for the quarter December 31, 2007.  The decrease was primarily due to an impairment charge of $576,000 taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities.  The market values of the fund’s holdings have been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund has implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $3.1 million investment in this asset.  Based on these factors, the loss was considered to be other than temporary.  The Company continues to evaluate this investment to determine if additional write-downs will be necessary.  The decrease was also due to decreased loan fees of $90,000, depositor related fees of $11,000, net gain on sale of loans held-for-sale of $35,000 and other income of approximately $4,000.

 Non-interest Expense.  Non-interest expense increased by $414,000, or 14.7%, to $3.2 million for the three months ended December 31, 2008, from $2.8 million for the three months ended December 31, 2007.  The increase resulted from increases of $225,000 in compensation and fringe benefits, which include increases in employee salaries, health care costs and director compensation.  The Company also experienced increased costs in occupancy and equipment of $76,000, data processing fees of $67,000 and other expenses of $63,000, which include advertising, office supplies, printing, and insurance; offset in part by decreased professional fee expense of $17,000.

Income Taxes. Income tax expense decreased $118,000, or 17.1%, to $571,000 for the three months ended December 31, 2008, from $689,000 for the three months ended December 31, 2007.  The primary reason for this decrease is decreased income before provision for income taxes.  The effective income tax rate of the Company for the three months ended December 31, 2008 was 36.9%, compared to the effective income tax rate of 37.0% for the three months ended December 31, 2007.

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

The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates.  During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank’s certificates of deposit.  By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates.  However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments.  Thus, during the recent decreasing interest rate environment, the Bank’s strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments.  Management intends to lengthen the maturity of the Company’s earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.  There have been no material changes in the Company’s interest rate risk since September 30, 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008, as filed with the SEC on December 29, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (c) The Company repurchased Common Stock in the quarter ending December 31, 2008. Through December 31, 2008 the Board of Directors of the Company has approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third plan was authorized in March 2008 and completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  In November 2008 the Board of Directors approved the fourth repurchase plan, and through December 31, 2008 the Company has repurchased 9,000 shares at an average cost of $13.60 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2008, 497,192 shares have been repurchased, with repurchases completed during the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2008 through October 31, 2008	4,063	$14.12	488,192	N/A
November 1, 2008 through November 30, 2008	6,400	$13.61	494,592	$1,912,915
December 1, 2008 through December 31, 2008	2,600	$13.59	497,192	$1,877,572
Total	13,063	$13.76	497,192	$1,877,572

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. [1]

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. [1]

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. [1]

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1  Filed as exhibits to the Company’s Registration Statement on From S-1, and any amendments thereto, with the SEC (Registration Statement No. 333-121580).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: February 17, 2009	/s/ Richard A. Kielty
President and Chief Executive Officer

Date: February 17, 2009	/s/ Ralph Walther
Ralph Walther
Vice President and
Chief Financial Officer