Form 10-Q
period 2009-03-31
Brooklyn Federal Bancorp, Inc.
filed 2009-05-15
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒     NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☐    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES   ☐   NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at May 12, 2009
Common Stock, $.01 Par Value	12,895,488

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share amounts and share data)
(Unaudited)

Assets	March 31, 2009	September 30, 2008
Cash and due from banks (including interest-earning balances of $2,260 and $3,134, respectively)	$3,790	$5,053
Certificates of deposit	400	1,397
Securities available-for-sale	3,294	3,655
Securities held-to-maturity (estimated fair value of $61,162 and $70,996, respectively)	76,858	78,086
Loans held-for-sale	152,556	134,171
Loans held-for-sale	152,556	134,171
Loans receivable	258,415	241,354
Less: Allowance for loan losses	3,045	2,205
Loans receivable, net	255,370	239,149
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	2,805	2,802
Accrued interest receivable	2,830	2,477
Premises and equipment, net	2,142	2,285
Bank owned life insurance	9,329	9,131
Prepaid expenses and other assets	6,568	5,627
Total assets	$515,942	$483,833

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$18,290	$18,773
Interest-bearing deposits	122,101	113,303
Certificates of deposit	235,714	210,399
Total deposits	376,105	342,475
Borrowings	42,000	44,239
Advance payments by borrowers for taxes and insurance	2,275	2,389
Accrued expenses and other liabilities	8,467	8,407
Total liabilities	428,847	397,510
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,899,188 and 13,000,081 outstanding, respectively	135	135
Additional paid-in capital	43,027	42,939
Retained earnings - substantially restricted	54,522	52,839
Treasury shares - at cost, 585,022 shares and 484,129 shares, respectively	(7,613)	(6,443)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,473)	(2,552)
Unallocated shares of the stock-based incentive plan	(506)	(595)
Accumulated other comprehensive income:
Net unrealized income on securities available-for-sale, net of income tax	3	—
Total stockholders’ equity	87,095	86,323
Total liabilities and stockholders’ equity	$515,942	$483,833

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts and share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Interest income:
First mortgage and other loans	$7,408	$5,815	$14,580	$11,541
Mortgage-backed securities	947	856	1,872	1,659
Other securities and interest-earning assets	72	162	150	333
Total interest income	8,427	6,833	16,602	13,533

Interest expense:
Deposits	2,460	2,394	4,960	4,917
Borrowings	95	187	217	304
Total interest expense	2,555	2,581	5,177	5,221

Net interest income before provision for loan losses	5,872	4,252	11,425	8,312
Provision for loan losses	93	52	840	120
Net interest income after provision for loan losses	5,779	4,200	10,585	8,192

Non-interest income:
Banking fees and service charges	257	562	626	1,032
Loss on impairment of securities available-for-sale	(290)	—	(866)	—
Net gain on sale of loans held-for-sale	113	171	130	223
Other	142	150	298	310
Total non-interest income	222	883	188	1,565

Non-interest expense:
Compensation and fringe benefits	2,564	1,830	4,675	3,716
Occupancy and equipment	438	341	849	676
Professional fees	131	58	253	197
Data processing fees	162	121	376	268
Other	414	319	782	624
Total non-interest expense	3,709	2,669	6,935	5,481

Income before income tax expense	2,292	2,414	3,838	4,276
Income tax expense	843	921	1,414	1,610
Net income	$1,449	$1,493	$2,424	$2,666
Earnings per common share:
Basic	$0.11	$0.12	$0.19	$0.21
Diluted	$0.11	$0.12	$0.19	$0.21
Average common shares outstanding:
Basic	12,651,676	12,936,440	12,668,741	12,944,457
Diluted	12,652,013	12,936,440	12,673,815	12,944,457

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share amounts and share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259

Comprehensive income:
Net income	—	—	2,666	—	—	—	—	2,666
Net unrealized loss on securities available-for-sale, net of income tax benefit of $38	—	—	—	—	—	—	(54)	(54)
Comprehensive income								2,612
Treasury stock purchased (78,232 shares)	—	—	—	(1,047)	—	—	—	(1,047)
Allocation of ESOP stock	—	24	—	—	79	—	—	103
Stock-based incentive plan expense	—	67	—	—	—	89	—	156
Dividends paid on common stock, $0.12 per share	—	—	(475)	—	—	—	—	(475)
Balance March 31, 2008	$135	$42,849	$50,570	$(3,515)	$(2,632)	$(685)	$(114)	$86,608

Balance September 30, 2008	$135	$42,939	$52,839	$(6,443)	$(2,552)	$(595)	$—	$86,323

Comprehensive income:
Net income	—	—	2,424	—	—	—	—	2,424
Net unrealized loss on securities available-for-sale, net of income tax benefit of $356	—	—	—	—	—	—	(505)	(505)
Loss on impairment of securities available-for- sale, net of income tax benefit of $358	—	—	—	—	—	—	508	508
Comprehensive income								2,427
Treasury stock purchased (100,893 shares)	—	—	—	(1,170)	—	—	—	(1,170)
Allocation of ESOP stock	—	22	—	—	79	—	—	101
Stock-based incentive plan expense	—	66	—	—	—	89	—	155
Dividends paid on common stock, $0.20 per share	—	—	(741)	—	—	—	—	(741)
Balance March 31, 2009	$135	$43,027	$54,522	$(7,613)	$(2,473)	$(506)	$3	$87,095

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$2,424	$2,666
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	101	103
Stock-based incentive plan expense	155	156
Depreciation and amortization	227	127
Provision for loan losses	840	120
Income from bank-owned life insurance	(183)	(180)
Loss on impairment of securities available-for-sale	866	—
Amortization of servicing rights	102	71
Accretion of deferred loan fees, net	(166)	(167)
Accretion of discounts, net of amortization of premiums	(48)	(1)
Originations of loans held-for-sale	(50,895)	(61,742)
Purchase of loans held-for-sale	—	(1,495)
Proceeds from sales of loans held-for-sale	7,310	28,889
Principal repayments on loans held-for-sale	988	8,295
Net gain on sales of loans held-for-sale	(130)	(223)
(Increase) decrease in accrued interest receivable	(353)	121
Deferred income tax benefit	(1,114)	(113)
Decrease in prepaid expenses and other assets	144	713
Increase (decrease) in accrued expenses and other liabilities	60	(584)
Net cash used in operating activities	(39,672)	(23,244)
Cash flows from investing activities:
Repayments in excess of loan originations (loan originations in excess of repayments)	7,375	(1,173)
Purchase of loans receivable	—	(1,336)
Principal repayments on mortgage-backed securities held-to-maturity	6,568	6,996
Purchases of mortgage-backed securities held-to-maturity	(5,292)	(7,975)
Maturities and principal pay downs of other securities held-to-maturity	—	1
Purchases of securities available-for-sale	(500)	(121)
Maturities of certificates of deposit	997	794
Purchases of FHLB stock	(3)	(701)
Purchases of bank-owned life insurance	(15)	(14)
Purchases of premises and equipment	(84)	(728)
Net cash provided by (used in) investing activities	9,046	(4,257)
Cash flows from financing activities:
Increase in deposits	33,630	15,618
Net (decrease) increase in short term borrowings	(1,800)	14,900
Repayments of long term borrowings	(439)	(2,282)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(114)	127
Purchase of treasury stock	(1,170)	(1,047)
Payment of cash dividend	(744)	(481)
Net cash provided by financing activities	29,363	26,835

Net decrease in cash and cash equivalents	(1,263)	(666)
Cash and cash equivalents at beginning of year	5,053	5,398
Cash and cash equivalents at end of period	$3,790	$4,732
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,178	$5,235
Taxes	2,588	1,350
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	$—	$1,523
Mortgage loans held-for-sale transferred to held-to-maturity	24,270	5,366

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three-month and six-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2008, should be read in conjunction with these statements.

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

Note 3 – Fair Value Measurement

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the date indicated. The estimated fair value amounts have been measured as of their period-end and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to the date indicated.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at this period-end.

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

In December 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”.  FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP FAS 157-3 was effective immediately and was adopted for our December 31, 2008 consolidated financial statements. The adoption of SFAS No. 157, FSP FAS 157-2 and FSP FAS 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

Securities available-for-sale	$3,294	$3,294	$0	$0

 For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

Impaired loans	$1,448	$0	$0	$1,448

The following valuation techniques were used to measure fair value of assets in the tables above:

Available-for-sale securities – The fair value of the securities was obtained through a primary broker/dealer from readily available price quotes as of March 31, 2009.

Impaired loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $1.9 million less their specific valuation allowances of $435,000 as determined under SFAS 114.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The impact to the Company is to expand its disclosure regarding its derivative instruments.

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

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial statements.

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP FAS 140-4 and FIN 46(R)-8 amends FASB SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this pronouncement did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FASB SFAS No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Other-than-Temporary Impairment of Securities.  We evaluate on a quarterly basis whether any securities are other-than-temporarily impaired.  This evaluation has been conducted in the past as necessary.  In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value.  Other considerations include, without limitation, a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security.  If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period.

The Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities has been steadily losing value, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.8 million investment in this asset.

As of March 31, 2009, we concluded that this available-for-sale investment did incur an other-than-temporary impairment and the Bank charged current earnings approximately $290,000 and $866,000 for the three and six months ended March 31, 2009, respectively.

As to the securities held-to-maturity we concluded the unrealized losses were temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities.  Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized costs.  Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

Federal Home Loan Bank Stock, which represents a required investment in the common stock of the Federal Home Loan Bank of New York (“FHLB”), is carried at cost as of March 31, 2009 and September 30, 2008.

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

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2009.

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

●
Managing Our Interest Rate Risk.  With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows.  This strategy positioned us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates begin to rise.  During the recent period of lower short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still utilizing a portion of our liquidity to purchase security investments and redeploying the excess repayments of those investments to loan originations.  Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments.  At March 31, 2009, $3.8 million, or 0.7% of our assets, was invested in cash or cash equivalents, and $439,000, or 0.1% of our assets, was invested in certificates of deposit and securities that mature within three years.

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

Total Assets.  Total assets increased $32.1 million, or 6.6%, to $515.9 million at March 31, 2009, from $483.8 million at September 30, 2008.  This increase was primarily due to increases in loans held-for-sale, loans receivable, net, and other assets, offset in part by decreases in cash and due from banks, certificate of deposit investments, securities available-for-sale and securities held-to-maturity.

Cash and Due from Banks.  Cash and due from banks decreased $1.3 million, or 25.0%, to $3.8 million at March 31, 2009, from $5.1 million at September 30, 2008.

Investment in Certificates of Deposit.  Certificates of deposit decreased $997,000, or 71.4%, to $400,000 at March 31, 2009, from approximately $1.4 million at September 30, 2008.  This decrease was due to maturities of some certificates.

Securities.  Security investments, which represent securities available-for-sale and securities held-to-maturity, decreased approximately $1.5 million, or 1.9%, to $80.2 million at March 31, 2009, from $81.7 million at September 30, 2008.  This decrease was primarily due to repayments in mortgage-backed securities of approximately $6.6 million and the recording of an other-than-temporary impairment of approximately $866,000, offset by purchases of mortgage-backed securities of approximately $5.3 million and a purchase in a community reinvestment mutual fund of $500,000.  Our holdings of securities held-to-maturity and securities available-for-sale totaled $76.9 million and $3.3 million, at March 31, 2009, respectively.  At September 30, 2008, our holdings of securities held-to-maturity and securities available-for-sale totaled $78.1 million and $3.6 million, respectively.

Net Loans.  Net loans before allowance for loan losses, which includes loans held-for-sale, increased approximately $35.5 million, or 9.4%, to $411.0 million at March 31, 2009, from $375.5 million at September 30, 2008, primarily due to increases in multi-family loans of $13.1 million, construction loans of $20.3 million and land loans of $5.2 million, offset by decreases of $734,000 in commercial real estate loans, $2.0 million in one-to four-family loans and $166,000 in consumer and other loans.  Net deferred fees and costs increased approximately $232,000.

At March 31, 2009, the Bank has one loan participation, of which our portion is approximately $1.9 million, that is non-performing and in non-accrual status.  This non-performing and non-accruing loan is secured by a vacant multi-family apartment building located in New York City.  The Bank has established a specific loan loss allowance of $435,000 for this loan.  As mentioned in our Form 10-K filed with the SEC on December 29, 2008, this loan was classified as special mention at September 30, 2008, due to being past maturity.  Subsequently, in November 2008, we classified this loan as substandard, placed this loan in non-accrual status and the foreclosure process was commenced.  In December 2008 the borrower procured an appraisal valuing the property for $14.6 million, with our portion of the appraisal totaling approximately $1.5 million.

On the basis of management’s review of classified assets at March 31, 2009, we classified $12.7 million of our assets as special mention representing three commercial real estate loans, two construction loans, one residential loan and one consumer loan.  One commercial real estate loan of $1.1 million has an appraised value of $2.0 million and is still making payments after their contractual due date; another commercial real estate loan of $258,000, which represents 10.0% of the total loan has an appraised value of approximately $4.0 million and is current with their payment; and the other commercial real estate loan of approximately $8.8 million, which represents 38.9% of the total loan has an appraised value of approximately $35.0 million, is past maturity and is currently one payment past due.  One construction loan of $1.9 million, which represents 76.0% of the total loan has an appraised value of $5.3 million and is current with their payment.  The other construction loan for approximately $407,000 was granted an extension until June 1, 2009 to complete the project and they are current with their payment.   The residential loan of $152,000 is on a condominium property, located at the same address as the construction loan mentioned above for $407,000 and is to the same borrower.  This loan is also current with their payment. The consumer loan of $703 is still making payments after the contractual due date.

On the basis of management’s review of classified assets at March 31, 2009, we classified two loans as substandard totaling $8.6 million.  One loan is the non-performing and non-accruing loan, described above, for $1.9 million. The other loan is a commercial real estate loan for $6.7 million with an appraised value of $13.2 million.  This loan was classified as special mention at March 31, 2008 and reclassified as substandard in June 2008 due to the borrower’s history of making late contractual payments.  The loan is current at March 31, 2009.  This loan remains classified substandard at March 31, 2009.

At March 31, 2009, none of our assets were classified as loss.

Federal Home Loan Bank of New York Stock.  FHLB of New York stock increased $3,000, or 0.1%, to $2.8 million at March 31, 2009.  At September 30, 2008 our FHLB stock investment balance was $2.8 million.  This increase was primarily due to increased activity (“activity based requirement”) in the Mortgage Partnership Finance (“MPF”) program with the FHLB, which triggered purchases of FHLB stock, offset in part by repayments in short and long term borrowings.

Bank Owned Life Insurance.  Bank-owned life insurance increased $198,000, or 2.2%, to $9.3 million at March 31, 2009, from $9.1 million at September 30, 2008. This increase was mainly due to increases in cash surrender value from earnings of $183,000 and an additional insurance premium purchase of $15,000.

 Prepaid Expenses and Other Assets, Premises and Equipment, net and Accrued Interest Receivable.  Prepaid expenses and other assets, premises and equipment, net and accrued interest receivable increased approximately $1.1 million, or 11.1%, to $11.5 million at March 31, 2009, from $10.4 million at September 30, 2008. This increase was mainly due to an increase in miscellaneous other assets of approximately $941,000, which included an increase in deferred tax assets of $1.1 million, offset in part by a decrease in unprocessed branch and department operations work of approximately $175,000. Accrued interest receivable increased approximately $353,000.  Premises and equipment, net, decreased approximately $143,000.

Deposits.  Deposits increased by $33.6 million, or 9.8%, to $376.1 million at March 31, 2009, from $342.5 million at September 30, 2008.  The increase was primarily due to the Bank’s marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

Borrowed Funds.  Total funds borrowed from the FHLB of New York, decreased $2.2 million, or 5.1%, to $42.0 million at March 31, 2009, from $44.2 million at September 30, 2008. The primary reason for the decrease was the utilization of excess cash and due from banks, after funding mortgage loan originations, during the period.

Advance payments by borrowers for taxes and insurance (“Escrow”). Escrow deposits decreased $114,000, or 4.8%, to $2.3 million at March 31, 2009, from $2.4 million at September 30, 2008.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $60,000, or 0.7%, to $8.5 million at March 31, 2009, from $8.4 million at September 30, 2008.  This increase was primarily due to increases in loan payables of $655,000 and the Supplemental Executive Retirement Plan (“SERP”) accruals of approximately $606,000, offset in part by decreases in miscellaneous payables of approximately $436,000, which mainly represents outstanding official checks that have cleared.  The Company also had decreases in accrued expenses of $337,000, unprocessed banking liabilities of $331,000 and taxes payable of $97,000.

Stockholders’ Equity.   Stockholders’ equity increased by $772,000, or 0.9%, to $87.1 million at March 31, 2009, from $86.3 million at September 30, 2008.  The primary reason for the increase is the result of net income for the period of approximately $2.4 million, offset in part by the payment of dividends of approximately $744,000 and purchases of treasury stock of approximately $1.2 million pursuant to the Company’s stock repurchase plan.

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

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities.  At March 31, 2009, $3.8 million, or 0.7%, of the Company’s assets were invested in cash and due from banks.  The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans.  Such activity is expected to continue so long as it meets the Company’s operational and financial needs.  In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements.  At March 31, 2009 investments in certificates of deposit and short-term investment securities (maturing in less than three years) totaled $439,000, or 0.1%, of the Company’s assets.  As of March 31, 2009, the Company had $42.0 million in borrowings outstanding from the FHLB of New York and access to additional FHLB of New York advances.

At March 31, 2009, the Company had approximately $134.2 million in off-balance sheet arrangements.  The Company had approximately $132.1 million in commitments to originate loans and unused lines of credit outstanding, which included $84.5 million in undisbursed construction loans, $5.6 million to originate one- to four-family loans, $2.6 million in unused home equity lines of credit, $12.4 million in commercial real estate lines of credit and $27.0 million to originate multi-family and nonresidential mortgage loans.  The Bank had a stand by letter of credit commitment of approximately $2.1 million.  The Bank had no commitments to sell loans.  Certificates of deposit due within one year of March 31, 2009 totaled $177.2 million, or 75.2% of certificates of deposit.  If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before March 31, 2010.  Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at March 31, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		To be well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital
(To risk-weighted assets)	$81,076	18.8%	$34,525	8.0%	$43,156	10.0%
Tier 1 risk-based capital
(To risk-weighted assets)	77,552	18.0	17,262	4.0	25,893	6.0
Tangible capital
(To tangible assets)	77,552	15.1	7,710	1.5	N/A	N/A
Tier 1 leverage (core) capital
(To adjusted tangible assets)	77,552	15.1	15,420	3.0	25,700	5.0

Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at March 31, 2009:

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In thousands)
To originate loans	$32,633	$32,633	$—	$—	$—
Stand by letter of credit	2,140	2,140	—	—	—
Unused lines of credit	99,465	99,465	—	—	—
Total	$134,238	$134,238	$—	$—	$—

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income.  Net income decreased by approximately $44,000, or 2.9%, to $1.4 million for the three months ended March 31, 2009, from net income of $1.5 million for the three months ended March 31, 2008.  The primary reasons for the decrease were a decrease in non-interest income of $661,000, increases in loan loss provision of $41,000 and non-interest expense of $1.0 million, offset in part by an increase in interest income of $1.6 million and decreases in interest expense of $26,000 and provision for income tax of $78,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased by $1.6 million, or 38.1%, to $5.9 million for the three months ended March 31, 2009, from $4.3 million for the three months ended March 31, 2008.  The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $99.5 million and a 74 basis point increase in the Bank’s net interest rate spread to 4.24% for the three months ended March 31, 2009, from 3.50% for the three months ended March 31, 2008.  The Bank’s net interest margin increased 45 basis points to 4.74% for the three months ended March 31, 2009 compared to 4.29% for the three months ended March 31, 2008.

Interest Income.  Interest income increased $1.6 million, or 23.3%, to $8.4 million for the three months ended March 31, 2009, from $6.8 million for the three months ended March 31, 2008.  Interest income on loans increased by $1.6 million, or 27.4%, to $7.4 million for the three months ended March 31, 2009, from $5.8 million for the three months ended March 31, 2008.  The primary reasons for the increase in interest income on loans were a $1.1 million increase in multi-family and commercial real estate loan income and a $528,000 increase in construction loan income, offset in part by a decrease in one- to four-family income and other loan income of $2,000.  The average balance of the loan portfolio increased by approximately $100.7 million, or 32.8%, to $407.6 million for the three months ended March 31, 2009, from $306.9 million for the three months ended March 31, 2008. The average yield on loans decreased 31 basis points to 7.27% for the three months ended March 31, 2009, from 7.58% for the three months ended March 31, 2008. Interest income on security investments and other interest-earning assets increased by $1,000, or 0.1%, to $1.0 million for the three months ended March 31, 2009 and 2008.  The increase in interest income on security investments and other interest-earning assets was primarily due to an increase of 6 basis points in the average yield to 4.63% for the quarter ended March 31, 2009, compared to the average yield of 4.57% for the quarter ended March 31, 2008, offset in part by a decrease in the average balance of $1.1 million, or 1.2%, to $88.0 million at March 31, 2009 from $89.1 million at March 31, 2008.

Interest Expense.  Interest expense decreased $26,000, or 1.0%, to $2.6 million for the three months ended March 31, 2009 and March 31, 2008.  Interest expense on deposits increased $66,000, or 2.8%, to approximately $2.5 million at March 31, 2009, from approximately $2.4 million at March 31, 2008.  Interest expense on FHLB of New York borrowings decreased $92,000, or 49.2%, to $95,000 at March 31, 2009, from $187,000 at March 31, 2008.  The decrease in total interest expense was primarily the result of decreases in the average cost of interest-bearing deposits of 55 basis points to 2.84% at March 31, 2009, compared to 3.39% at March 31, 2008, and in the average cost of FHLB of New York borrowings of 282 basis points, to 0.72% for the quarter ended March 31, 2009, compared to the average cost of 3.54% for the quarter ended March 31, 2008, offset in part by increased average balances of interest-bearing deposits of $64.5 million to $346.8 million at March 31, 2009, from $282.3 million at March 31, 2008 and FHLB of New York borrowings of $31.8 million, to $52.9 million at March 31, 2009, from $21.1 million at March 31, 2008.  The average cost of total interest-bearing liabilities decreased 84 basis points to 2.56% for the three months ended March 31, 2009, from 3.40% for the three months ended March 31, 2008.

Provision for Loan Losses.  The Bank’s provision for loan losses increased by $41,000, or 78.8%, to $93,000 for the quarter ended March 31, 2009 compared to $52,000 for the quarter ended March 31, 2008.  The primary reasons for this increase were an additional specific allowance of $15,000 established for a non-accruing, vacant multi-family property loan and increases in higher risk loan originations, including multi-family mortgage loans, construction mortgage loans and land loans.  The Bank continues to transfer loans from its held-for-sale loan portfolio to its mortgage loan receivable portfolio after reaching its internal limit in participating out interests in certain loans to other financial institutions.  The allowance for loan losses as of March 31, 2009 represented 0.74% of total loans, compared to 0.61% of total loans as of March 31, 2008.

Non-interest Income. Non-interest income decreased by $661,000, or 74.9%, to $222,000 for the quarter ended March 31, 2009 from $883,000 for the quarter March 31, 2008.  The decrease was primarily due to an impairment charge of $290,000 taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities.  The market values of the fund’s holdings have been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund has implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.8 million investment in this asset.  Based on these factors, the loss was considered to be other than temporary.  The Company continues to evaluate this investment to determine if additional write-downs will be necessary.  The decrease was also due to decreased loan fees of $293,000, depositor related fees of $12,000, net gain on sale of loans held-for-sale of $58,000 and other income of approximately $8,000.

Non-interest Expense.  Non-interest expense increased by $1.0 million, or 39.0%, to $3.7 million for the three months ended March 31, 2009, from $2.7 million for the three months ended March 31, 2008.  The increase resulted from increases of $734,000 in compensation and fringe benefits, which includes increases in the supplemental executive retirement plan of approximately $555,000, employee and director compensation costs of approximately $102,000, health care and other employee costs of $55,000 and employee retirement plan cost of $15,000.  The Company also experienced increased costs in occupancy and equipment of $97,000, professional fee expense of $73,000, data processing fees of $41,000 and other expenses of $95,000, which include advertising, office supplies, printing, insurance and Federal Deposit Insurance Corporation (“FDIC”) assessment.

Income Taxes. Income tax expense decreased $78,000, or 8.5%, to $843,000 for the three months ended March 31, 2009, from $921,000 for the three months ended March 31, 2008.  The primary reason for this decrease is the decreased income before provision for income taxes.  The effective income tax rate of the Company for the three months ended March 31, 2009 was 36.8%, compared to the effective income tax rate of 38.2% for the three months ended March 31, 2008.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

Net Income.  Net income decreased by approximately $242,000, or 9.1%, to $2.4 million for the six months ended March 31, 2009, from net income of $2.7 million for the six months ended March 31, 2008.  The primary reasons for the decrease were a decrease in non-interest income of $1.4 million, increases in loan loss provision of $720,000 and non-interest expense of $1.5 million, offset in part by an increase in interest income of $3.1 million and decreases in interest expense of $44,000 and provision for income tax of $196,000.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased by $3.1 million, or 37.5%, to $11.4 million for the six months ended March 31, 2009, from $8.3 million for the six months ended March 31, 2008.  The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $96.3 million and a 75 basis point increase in the Bank’s net interest rate spread to 4.19% for the six months ended March 31, 2009, from 3.44% for the six months ended March 31, 2008.  The Bank’s net interest margin increased 43 basis points to 4.72% for the six months ended March 31, 2009 compared to 4.29% for the six months ended March 31, 2008.

Interest Income.  Interest income increased $3.1 million, or 22.7%, to $16.6 million for the six months ended March 31, 2009, from $13.5 million for the six months ended March 31, 2008.  Interest income on loans increased by approximately $3.1 million, or 26.3%, to $14.6 million for the six months ended March 31, 2009, from $11.5 million for the six months ended March 31, 2008.  The primary reasons for the increase in interest income on loans were a $2.2 million increase in multi-family and commercial real estate loan income, $769,000 increase in construction loan income and $50,000 increase in one- to four-family income and other loan income.  The average balance of the loan portfolio increased by approximately $95.3 million, or 31.7%, to $395.6 million for the six months ended March 31, 2009, from $300.3 million for the six months ended March 31, 2008. The average yield on loans decreased 32 basis points to 7.37% for the six months ended March 31, 2009, from 7.69% for the six months ended March 31, 2008. Interest income on security investments and other interest-earning assets increased by $30,000, or 1.5%, to $2.0 million for the six months ended March 31, 2009 and 2008.  The increase in interest income on security investments and other interest-earning assets was primarily due to an increase of 2 basis points in the average yield to 4.57% for the six months ended March 31, 2009, compared to the average yield of 4.55% for the six months ended March 31, 2008 and an increase in the average balance of $1.0 million, or 1.1%, to $88.6 million at March 31, 2009 from $87.6 million at March 31, 2008.

Interest Expense.  Interest expense decreased $44,000, or 0.8%, to $5.2 million for the six months ended March 31, 2009 and March 31, 2008.  Interest expense on deposits increased $43,000, or 0.9%, to approximately $5.0 million at March 31, 2009, from approximately $4.9 million at March 31, 2008.  Interest expense on FHLB of New York borrowings decreased $87,000, or 28.6%, to $217,000 at March 31, 2009, from $304,000 at March 31, 2008.  The decrease in total interest expense was primarily the result of decreases in the average cost of interest-bearing deposits of 59 basis points to 2.93% at March 31, 2009, compared to 3.52% at March 31, 2008, and in the average cost of FHLB of New York borrowings of 307 basis points, to 0.88% for the six months ended March 31, 2009, compared to the average cost of 3.95% for the six months ended March 31, 2008, offset in part by increased average balances of interest-bearing deposits of $59.1 million to $338.8 million at March 31, 2009, from $279.7 million at March 31, 2008 and FHLB of New York borrowings of $33.9 million, to $49.3 million at March 31, 2009, from $15.4 million at March 31, 2008.  The average cost of total interest-bearing liabilities decreased 87 basis points to 2.67% for the six months ended March 31, 2009, from 3.54% for the six months ended March 31, 2008.

Provision for Loan Losses.  The Bank’s provision for loan losses increased by $720,000, or 600.0%, to $840,000 for the six months ended March 31, 2009 compared to $120,000 for the six months ended March 31, 2008.  The primary reasons for this increase were an additional specific allowance of $435,000 established for a non-accruing, vacant multi-family property loan and increases in higher risk loan originations, including multi-family mortgage loans, commercial real estate mortgage loans, construction mortgage loans and land loans.  The Bank continues to transfer loans from its held-for-sale loan portfolio to its mortgage loan receivable portfolio after reaching its internal limit in participating out interests in certain loans to other financial institutions.  The allowance for loan losses as of March 31, 2009 represented 0.74% of total loans, compared to 0.61% of total loans as of March 31, 2008.

Non-interest Income. Non-interest income decreased by approximately $1.4 million, or 88.0%, to $188,000 for the six months ended March 31, 2009 from $1.6 million for the six months ended March 31, 2008.  The decrease was primarily due to an impairment charge of $866,000 taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage backed securities.  The market values of the fund’s holdings have been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund has implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.8 million investment in this asset.  Based on these factors, the loss was considered to be other than temporary.  The Company continues to evaluate this investment to determine if additional write-downs will be necessary.  The decrease was also due to decreased loan fees of $383,000, depositor related fees of $23,000, net gain on sale of loans held-for-sale of $93,000 and other income of $12,000.

 Non-interest Expense.  Non-interest expense increased by approximately $1.4 million, or 26.5%, to $6.9 million for the six months ended March 31, 2009, from $5.5 million for the six months ended March 31, 2008.  The increase resulted from increases of $959,000 in compensation and fringe benefits, which includes increases in the supplemental executive retirement plan of approximately $531,000, employee and director compensation costs of approximately $220,000, health care and other employee costs of $131,000 and employee retirement plan cost of $78,000.  The Company also experienced increased costs in occupancy and equipment of $173,000, professional fee expense of $56,000, data processing fees of $108,000 and other expenses of $158,000, which include advertising, office supplies, printing, insurance and FDIC assessment.

Income Taxes. Income tax expense decreased $196,000, or 12.2%, to $1.4 million for the six months ended March 31, 2009, from $1.6 million for the six months ended March 31, 2008.  The primary reason for this decrease is decreased income before provision for income taxes.  The effective income tax rate of the Company for the six months ended March 31, 2009 was 36.8%, compared to the effective income tax rate of 37.7% for the six months ended March 31, 2008.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008, as filed with the SEC on December 29, 2008, except as disclosed below.

On February 27, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 basis points (bps) on deposits to replenish the deposit insurance fund. This special assessment will be collected in the third quarter of 2009. The special assessment is currently under review by the FDIC and proposals are being considered to reduce the special assessment to 10 bps if certain other conditions are met. Additionally, beginning April 1, 2009, the FDIC will increase fees on deposits based on a revised risk-weighted methodology which will increase the base assessment rates potentially up to five bps.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The Company repurchased Common Stock in the quarter ending March 31, 2009. Through March 31, 2009 the Board of Directors of the Company has approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third plan was authorized in March 2008 and completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  In November 2008 the Board of Directors approved the fourth repurchase plan, and through March 31, 2009 the Company has repurchased 96,830 shares at an average cost of $11.49 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2009, 585,022 shares have been repurchased, with repurchases completed during the quarter described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2009 through January 31, 2009	25,380	$13.21	522,572	$1,542,274
February 1, 2009 through February 28, 2009	41,150	$10.73	563,722	$1,100,558
March 1, 2009 through March 31, 2009	21,300	$10.02	585,022	$887,085
Total	87,830	$11.28	585,022	$887,085

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on February 17, 2009. The matters considered and voted on by the Company’s stockholders at the annual meeting and the vote of the stockholders were as follows:

Matter 1. The election of directors, each for a three-year term.

NAME	FOR	%	WITHHOLD	%
Angelo J. Di Lorenzo	12,174,370	97.6	294,274	2.4
Arthur R. Williams	12,378,154	99.3	90,490	0.7
Richard A. Kielty	12,327,871	98.9	140,773	1.1

Directors Daniel O. Reich, John A. Loconsolo, John C. Gallin and Robert J.A. Zito continued in their respective terms of office following the Annual Meeting of Stockholders.

Matter 2. The ratification of the appointment of Beard Miller Company LLP as the independent auditors of the Company for the fiscal year ending September 30, 2009.

FOR	%	AGAINST	%	ABSTAIN	%
12,395,141	99.4	70,006	0.6	3,497	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. [1]

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. [1]

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. [1]

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1  Filed as exhibits to the Company’s Registration Statement on From S-1, and any amendments thereto, with the SEC (Registration Statement No. 333-121580).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: May 15, 2009	/s/ Richard A. Kielty
President and Chief Executive Officer

Date: May 15, 2009	/s/ Ralph Walther
Ralph Walther
Vice President and
Chief Financial Officer