Form 10-Q
period 2009-06-30
Brooklyn Federal Bancorp, Inc.
filed 2009-08-14
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES   ☐    NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,890,754
Class	Outstanding at August 12, 2009

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brooklyn Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(In thousands, except per share amounts and share data)
(Unaudited)

	June 30, 2009	September 30, 2008
Assets
Cash and due from banks (including interest-earning balances of $3,821 and $3,134, respectively)	$5,025	$5,053
Certificates of deposit	—	1,397
Securities:
Available-for-sale	3,293	3,655
Held-to-maturity (estimated fair value of $60,640 and $70,996, respectively)	74,317	78,086
Total securities	77,610	81,741
Loans held-for-sale	127,389	134,171
Loans receivable	295,094	241,354
Less: Allowance for loan losses	3,421	2,205
Loans receivable, net	291,673	239,149
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	2,583	2,802
Bank owned life insurance	9,423	9,131
Accrued interest receivable	2,890	2,477
Premises and equipment, net	2,060	2,285
Prepaid expenses and other assets	7,180	5,627
Total assets	$525,833	$483,833

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$19,105	$18,773
Interest-bearing deposits	129,381	113,303
Certificates of deposit	245,922	210,399
Total deposits	394,408	342,475
Borrowings	32,000	44,239
Advance payments by borrowers for taxes and insurance	1,384	2,389
Accrued expenses and other liabilities	10,692	8,407
Total liabilities	438,484	397,510
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,891,654 and 13,000,081 outstanding, respectively	135	135
Additional paid-in capital	43,068	42,939
Retained earnings - substantially restricted	55,900	52,839
Treasury shares - at cost, 592,556 shares and 484,129 shares, respectively	(7,698)	(6,443)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,433)	(2,552)
Unallocated shares of the stock-based incentive plan	(461)	(595)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(1,162)	—
Total stockholders’ equity	87,349	86,323
Total liabilities and stockholders’ equity	$525,833	$483,833

See accompanying notes to consolidated financial statements.

Brooklyn Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(In thousands, except per share amounts and share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Interest income:
First mortgage and other loans	$7,800	$6,034	$22,380	$17,575
Mortgage-backed securities	924	871	2,796	2,530
Other securities and interest-earning assets	96	117	246	450
Total interest income	8,820	7,022	25,422	20,555

Interest expense:
Deposits	2,313	2,331	7,273	7,248
Borrowings	64	134	281	438
Total interest expense	2,377	2,465	7,554	7,686

Net interest income before provision for loan losses	6,443	4,557	17,868	12,869
Provision for loan losses	376	(7)	1,216	113
Net interest income after provision for loan losses	6,067	4,564	16,652	12,756

Non-interest income:
Total loss on OTTI of securities	(2,300)	(582)	(3,166)	(582)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	2,078	—	2,078	—
Net loss on OTTI recognized in earnings	(222)	(582)	(1,088)	(582)
Banking fees and service charges	427	765	1,053	1,797
Net gain on sale of loans held-for-sale	92	53	222	276
Other	161	404	459	714
Total non-interest income	458	640	646	2,205

Non-interest expense:
Compensation and fringe benefits	2,052	1,909	6,727	5,625
Occupancy and equipment	444	376	1,293	1,052
FDIC Insurance	486	—	546	—
Professional fees	83	42	336	239
Data processing fees	177	168	553	436
Other	318	498	1,040	1,122
Total non-interest expense	3,560	2,993	10,495	8,474

Income before income tax expense	2,965	2,211	6,803	6,487
Income tax expense	1,226	773	2,640	2,383
Net income	$1,739	$1,438	$4,163	$4,104
Earnings per common share:
Basic	$0.14	$0.11	$0.33	$0.32
Diluted	$0.14	$0.11	$0.33	$0.32
Average common shares outstanding:
Basic	12,608,619	12,880,591	12,648,701	12,917,331
Diluted	12,610,748	12,881,091	12,653,142	12,921,004

See accompanying notes to consolidated financial statements.

Brooklyn Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
 (In thousands, except per share amounts and share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings- Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at September 30, 2007	$135	$42,758	$48,379	$(2,468)	$(2,711)	$(774)	$(60)	$85,259

Comprehensive income:
Net income	—	—	4,104	—	—	—	—	4,104
Net unrealized loss on securities available-for-sale, net of income tax benefit of $199	—	—	—	—	—	—	(281)	(281)
Loss on impairment of securities available-for- sale, net of income tax benefit of $242	—	—	—	—	—	—	341	341
Total comprehensive income								4,164
Treasury stock purchased (222,102 shares)	—	—	—	(2,841)	—	—	—	(2,841)
Allocation of ESOP stock	—	33	5	—	119	—	—	157
Stock-based incentive plan expense	—	99	4	—	—	134	—	237
Dividends paid on common stock, $0.19 per share	—	—	(758)	—	—	—	—	(758)
Balance at June 30, 2008	$135	$42,890	$51,734	$(5,309)	$(2,592)	$(640)	$—	$86,218

Balance at September 30, 2008	$135	$42,939	$52,839	$(6,443)	$(2,552)	$(595)	$—	$86,323

Comprehensive income:
Net income	—	—	4,163	—	—	—	—	4,163
Net unrealized loss on securities available-for-sale, net of income tax benefit of $356	—	—	—	—	—	—	(506)	(506)
Loss on impairment of securities available-for- sale, net of income tax benefit of $358	—	—	—	—	—	—	508	508
Unrealized loss on securities held-to-maturity, net of income tax benefit of $1,012	—	—	—	—	—	—	(1,288)	(1,288)
Loss on impairment of securities held-to-maturity, net of income tax benefit of $98	—	—	—	—	—	—	124	124
Total comprehensive income								3,001
Treasury stock purchased (108,427 shares)	—	—	—	(1,255)	—	—	—	(1,255)
Allocation of ESOP stock	—	28	—	—	119	—	—	147
Stock-based incentive plan expense	—	101	—	—	—	134	—	235
Dividends paid on common stock, $0.30 per share	—	—	(1,102)	—	—	—	—	(1,102)
Balance at June 30, 2009	$135	$43,068	$55,900	$(7,698)	$(2,433)	$(461)	$(1,162)	$87,349

See accompanying notes to consolidated financial statements.

Brooklyn Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands, except per share amounts and share data)
(Unaudited)

	For the Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,163	$4,104
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	147	152
Stock-based incentive plan expense	235	233
Depreciation and amortization	339	196
Provision for loan losses	1,216	113
Income from bank-owned life insurance	(277)	(266)
Gross loss on OTTI recognized in earnings	1,088	582
Amortization of servicing rights	147	124
Accretion of deferred loan fees, net	(299)	(246)
Accretion of discounts, net of amortization of premiums	(100)	(7)
Originations of loans held-for-sale	(76,942)	(106,609)
Purchase of loans held-for-sale	—	(1,500)
Proceeds from sales of loans held-for-sale	12,497	32,213
Principal repayments on loans held-for-sale	8,501	20,612
Net gain on sales of loans held-for-sale	(222)	(276)
(Increase) decrease in accrued interest receivable	(413)	168
Deferred income tax benefit	(1,437)	(396)
Decrease in prepaid expenses and other assets	783	665
Increase in accrued expenses and other liabilities	2,285	520
Net cash used in operating activities	(48,289)	(49,618)
Cash flows from investing activities:
Repayments in excess of loan originations (loan originations in excess of repayments)	9,379	(315)
Purchase of loans receivable	—	(1,336)
Principal repayments on mortgage-backed securities held-to-maturity	12,339	11,370
Purchases of mortgage-backed securities held-to-maturity	(10,770)	(13,934)
Maturities and principal pay downs of other securities held-to-maturity	—	1
Purchases of securities available-for-sale	(500)	(178)
Maturities of certificates of deposit	1,397	2,493
Redemption (purchases) of FHLB stock	219	(934)
Purchases of bank-owned life insurance	(15)	(15)
Proceeds from bank-owned life insurance	—	202
Purchases of premises and equipment	(114)	(1,435)
Net cash provided by (used in) investing activities	11,935	(4,081)
Cash flows from financing activities:
Increase in deposits	51,933	45,730
Net (decrease) increase in short term borrowings	(13,800)	20,900
Proceeds from long term borrowings	2,000	—
Repayments of long term borrowings	(439)	(4,532)
Decrease in advance payments by borrowers for taxes and insurance	(1,005)	(862)
Purchase of treasury stock	(1,255)	(2,841)
Payment of cash dividend	(1,108)	(758)
Net cash provided by financing activities	36,326	57,637

Net decrease in cash and cash equivalents	(28)	3,938
Cash and cash equivalents at beginning of year	5,053	5,398
Cash and cash equivalents at end of period	$5,025	$9,336
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,570	$7,715
Taxes	3,188	2,689
Other:
Mortgage loans held-to-maturity transferred to held-for-sale	—	1,523
Mortgage loans held-for-sale transferred to held-to-maturity	62,820	5,383

See accompanying notes to consolidated financial statements.

Brooklyn Federal Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 1. Organization

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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization. At June 30, 2009 there were 12,891,654 total shares outstanding resulting in a 71.8% ownership by BFS Bancorp, MHC.

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

Note 2 A) Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the three-month and nine-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2008, should be read in conjunction with these statements.

Effective April 1, 2009, the Company adopted of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in 5 the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from June 30, 2009 through August 14, 2009, the date these consolidated financial statements were issued.

B) Reclassifications

Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.

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

Note 4 - Impact of Certain Accounting Pronouncements

FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for our Company October 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and 6 interim periods beginning after November 15, 2008, with early application encouraged. The impact to the Company is to expand its disclosure regarding its derivative instruments.

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its 7 consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).” FSP FAS 115-2 and FAS 124-2 clarified the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 were adopted for our June 30, 2009 consolidated financial statements. See Note 5 for impact of adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements.

Note 5 – Securities

Investments in securities available-for-sale and held-to-maturity at June 30, 2009 are summarized as follows:

(In Thousands)	Amortized cost	Carrying cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Mutual fund shares	$3,289	$3,289	$4	$—	$3,293

Securities held-to-maturity:
Mortgage-backed securities:
Government agency	$130	$130	$4	$(5)	$129
Government-sponsored enterprises	23,107	23,107	316	(81)	23,342
Private issuers	53,380	51,080	50	(13,961)	37,169
Total securities held-to-maturity	$76,617	$74,317	$370	$(14,047)	$60,640

The following table shown below summarizes securities held-to-maturity at amortized cost and estimated fair value by contractual final maturity as of June 30, 2009. Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without prepayment penalty.

(In thousands)	Amortized cost	Carrying cost	Estimated fair value
Mortgage-backed securities:
One year or less	$3	$3	$3
One year through five years	553	553	564
Five years through ten years	14,826	14,826	14,898
Over ten years	61,235	58,935	45,175
Total mortgage-backed securities	$76,617	$74,317	$60,640

Total pre-tax OTTI for the quarter ended June 30, 2009 was $2.3 million and the net OTTI that was recognized in earnings was $0.1 million. This OTTI related to credit loss was attributable to private issued mortgage-backed securities and was determined through a present-value analysis of expected cash flows on the securities.

The following tables present a roll-forward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income for the three months ended June 30, 2009. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months ended June 30, 2009	Total Other-Than-Temporary Impairment Loss	Other-Than-Temporary Impairment Credit Losses recorded in Earnings	Other-Than-Temporary Impairment Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of April 1, 2009	$2,146	$2,146	$-
Add: Initial other-than-temporary credit losses	2,300	222	2,078
Additional other-than-temporary credit losses	-	-	-
Ending balance as of June 30, 2009	$4,446	$2,368	$2,078

For the Nine Months ended June 30, 2009	Total Other-Than-Temporary Impairment Loss	Other-Than-Temporary Impairment Credit Losses recorded in Earnings	Other-Than-Temporary Impairment Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2008	$1,280	$1,280	$-
Add: Initial other-than-temporary credit losses	3,166	1,088	2,078
Additional other-than-temporary credit losses	-	-	-
Ending balance as of June 30, 2009	$4,446	$2,368	$2,078

The following table summarizes those securities held-to-maturity at June 30, 2009 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
(In Thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Mortgage-backed securities:
Government agency	$—	$—	$87	$(5)	$87	$(5)
Government-sponsored enterprises	3,380	(25)	3,606	(56)	6,986	(81)
Private issuers	11,761	(786)	21,948	(13,175)	33,709	(13,961)
Total temporarily impaired securities held-to-maturity	$15,141	$(811)	$25,641	$(13,236)	$40,782	$(14,047)

In April 2009, the Financial Accounting Standards Board (the “FASB”) amended the OTTI model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an OTTI loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in Accumulated Other Comprehensive Loss (“AOCL”). The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company adopted the new guidance effective April 1, 2009.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable under Emerging Issues Task Force (“EITF”) Issue 99-20, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2009, the Company does not intend to sell the securities with an unrealized loss position in AOCL, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of June 30, 2009.

The Bank invests primarily in mortgage-backed securities of private issuers and to a lesser extent U.S. Government-sponsored enterprises and U.S. Government agency securities. Substantially all of the unrealized losses at June 30, 2009 relate to the depressed private issuer mortgage-backed securities market. There were no securities with unrealized losses, due to principal write-downs or non-payment that were significant at June 30, 2009. At June 30, 2009 a total of 14 securities were in an unrealized loss position for less than 12 months and 32 securities for 12 months or longer of which 3 securities were identified to have a pre-tax OTTI loss of $2.3million. Of the remaining 29 securities there were no debt securities past due or securities for which the Bank currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Bank has the ability and intent to hold its debt securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost. Based on these facts and circumstances, the Bank did not consider the 29 securities with unrealized losses to be other-than-temporarily impaired at June 30, 2009.

Note 6 – Fair Value Measurement

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 effective for its fiscal year beginning October 1, 2008.

In December 2007, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective immediately and was adopted for our December 31, 2008 consolidated financial statements. The adoption of SFAS No. 157, FSP FAS 157-2 and FSP FAS 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 was adopted for our June 30, 2009 consolidated financial statements. The adoption had no impact on the amounts reported in the consolidated financial statements.

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

Level 1.	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability

Level 3.	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at June 30, 2009 are as follows (in thousands):

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$3,293	$3,293	$—	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at June 30, 2009 are as follows (in thousands):

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$1,448	$—	$—	$1,448

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities was obtained through a primary broker/dealer from readily available price quotes as of June 30, 2009.

Impaired loans – Impaired loans are those that are accounted for under FASB SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $1.9 million less their specific valuation allowances of $435,000 as determined under SFAS No. 114.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures for financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Bank’s consolidated statements of financial condition, as well as certain off-balance sheet items. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 was adopted for our June 30, 2009 consolidated financial statements. The adoption had no impact on the amounts reported in the consolidated financial statements.

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2009:

	June 30, 2009		September 30, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Financial assets:
Cash and due from banks	$5,025	$5,025	$5,053	$5,053
Certificates of Deposits	—	—	1,397	1,405
Securities available-for-sale	3,293	3,293	3,655	3,655
Securities held-to-maturity	74,317	60,640	78,086	70,793
Loans held-for-sale	127,389	128,808	134,171	134,312
Loans receivable, net	291,673	294,006	239,149	239,403
FHLB stock	2,583	2,583	2,802	2,802
Accrued interest receivable	2,890	2,890	2,477	2,477

Financial liabilities:
Deposits	394,408	397,890	342,475	346,053
Borrowings	32,000	32,026	44,239	44,830
Accrued Interest Payable	27	27	43	43

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at June 30, 2009:

(a)	Cash and Due from Banks

The estimated fair values of cash and due from banks are assumed to equal the carrying values, as these balances are due on demand.

(b)	Certificates of Deposit

The estimated fair values of the investment of certificates of deposit represent contractual cash flows discounted using interest rates that would be currently received on these deposits with similar characteristics and remaining maturities.

(c)	Securities Available-for-Sale and Held-to-Maturity

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate transaction details, such as maturity and cash flow assumptions.

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

Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties. The estimated fair values of commitments outstanding as of June 30, 2009 are not considered significant and are not included in the above table.

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

Loans Held-for-Sale and Related Commitments. Loans held-for-sale represent commercial and other mortgage loans originated for sale. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Commitments to originate loans that will be held-for-sale and forward commitments to sell such loans are derivative instruments which are required to be recognized as assets or liabilities at fair value. Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the financial statements. The fair values of these commitments have had an immaterial effect on the Company’s financial position and results of operations.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans or discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals or discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals or discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

For the nine months ended June 30, 2009, we concluded that this available-for-sale investment did incur other-than-temporary impairment and the Bank charged current earnings approximately $0.9 million.

As to the securities held-to-maturity we concluded 3 private issue mortgage-backed securities were OTTI and the bank charged earnings for $0.2 million pre-tax for credit losses associated with the OTTI and charged a $2.1 million pre-tax to other comprehensive income. For the remainder of the securities held-to-maturity the unrealized losses were temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized costs and we do not have the intent to sell the securities, and it is more likely than not that we will not have to sell the securities before recovery of their amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

Federal Home Loan Bank Stock, which represents a required investment in the common stock of the Federal Home Loan Bank of New York (“FHLB”), is carried at cost as of June 30, 2009 and September 30, 2008.

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

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2009.

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

	●
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

●
Managing Our Interest Rate Risk. With long-term interest rates at low levels, we have managed our interest rate risk by maintaining a portion of our assets in short-term liquid assets, such as cash and due from banks, short-term investment securities and mortgage-related securities that provide significant cash flows. This strategy positions us to reinvest our short-term liquid assets in higher yielding loans and investments once interest rates begin to rise. During the recent period of lower short-term interest rates, we have been able to maintain a market level of interest income on our short-term liquid assets, while still utilizing a portion of our liquidity to purchase security investments and redeploying the excess repayments of those investments to loan originations. Continuing to maintain our current level of short-term liquid assets, however, generates less interest income than would have been generated if we had invested in longer-term loans and investments. At June 30, 2009, $5.0 million, or 1.0% of our assets, was invested in cash or cash equivalents.

	●
Facilitate Growth Through De Novo Branching. We have established financial, geographic and other criteria to evaluate potential new branch offices in our market area. While we continue to review potential branch sites, there can be no assurance as to whether or when we will open such offices.

	●
Maintaining High Asset Quality. We have focused on improving and maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate.

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

Total Assets. Total assets increased $42.0 million, or 8.7%, to $525.8 million at June 30, 2009, from $483.8 million at September 30, 2008. This increase was primarily due to increases in loans receivable, net, and other assets, offset in part by decreases in cash and due from banks, certificate of deposit investments, securities available-for-sale, securities held-to-maturity and loans held-for-sale.

Cash and Due from Banks. Cash and due from banks decreased $0.1million, or 0.6%, to $5.0 million at June 30, 2009, from $5.1 million at September 30, 2008.

Investment in Certificates of Deposit. Certificates of deposit decreased $1.4 million, or 100.0%, to zero at June 30, 2009, from approximately $1.4 million at September 30, 2008. This decrease was due to maturities of all certificates.

Securities. Investment securities, which represent securities available-for-sale and securities held-to-maturity, decreased approximately $4.1 million, or 5.1%, to $77.6 million at June 30, 2009, from $81.7 million at September 30, 2008. This decrease was primarily due to repayments of mortgage-backed securities of approximately $12.3 million and the recording of other-than-temporary impairment of approximately $3.2 million, offset by purchases of mortgage-backed securities of approximately $10.8 million and a purchase in a community reinvestment mutual fund of $0.5 million. Our holdings of securities held-to-maturity and securities available-for-sale totaled $74.3 million and $3.3 million, at June 30, 2009, respectively. At September 30, 2008, our holdings of securities held-to-maturity and securities available-for-sale totaled $78.1 million and $3.6 million, respectively.

Net Loans. Net loans before allowance for loan losses, which includes loans held-for-sale, increased approximately $47.0 million, or 12.5%, to $422.5 million at June 30, 2009, from $375.5 million at September 30, 2008, primarily due to increases in construction loans of $33.6 million, multi-family loans of $17.2 million, and $0.4 million for land loans and commercial real estate loans, respectively, offset by decreases of $4.2 million in one-to four-family loans and $0.2 million in consumer and other loans. Net deferred fees and costs decreased approximately $0.2 million.

At June 30, 2009, the Bank had one loan participation, of which our portion is approximately $1.9 million, that is non-performing and in non-accrual status. This non-performing and non-accruing loan is secured by a vacant multi-family apartment building located in New York City. The Bank has established a specific loan loss allowance of $435,000 for this loan. As disclosed in our Form 10-K filed with the SEC on December 29, 2008, this loan was classified as special mention at September 30, 2008, due to being past maturity. Subsequently, in November 2008, we classified this loan as substandard, placed it in non-accrual status and commenced the foreclosure process. In December 2008, the borrower procured an appraisal valuing the property for $14.6 million, with our portion of the appraisal totaling approximately $1.5 million.

On the basis of management’s review of classified assets at June 30, 2009, we categorized 14 loans totaling $20.0 million as special mention. This loan categorization is comprised of eight commercial real estate loans totaling $9.0 million, four construction loans totaling $5.1 million, one land loan totaling $5.7 million and one residential loan totaling $0.2 million.

On the basis of management’s review of classified assets at June 30, 2009, we classified five loans totaling $18.6 million as substandard. One loan for $1.9 million is the non-performing and non-accruing loan described above. The other four loans are commercial real estate loans totaling $16.7 million.

At June 30, 2009, none of our assets were classified as loss.

Federal Home Loan Bank of New York Stock. FHLB stock decreased $0.2 million, or 7.8%, to $2.6 million at June 30, 2009. At September 30, 2008 our FHLB stock investment balance was $2.8 million. This decrease was primarily due to the net repayment of $12.2 million of the Bank’s borrowing in FHLB advances since September 30, 2008. The Bank participates in the FHLB’s Mortgage Partnership Finance (“MPF”) program, which triggered purchases of FHLB stock, offset in part by repayments in short and long term borrowings.

Bank Owned Life Insurance. Bank-owned life insurance increased $0.3 million, or 3.2%, to $9.4 million at June 30, 2009, from $9.1 million at September 30, 2008. This increase was mainly due to increases in cash surrender value recognized in earnings.

Accrued Interest Receivable. Accrued interest receivable increased approximately $0.4 million, or 16.7%, to $2.9 million at June 30, 2009, from $2.5 million at September 30, 2008.

Premises and Equipment, net. Premises and equipment, net decreased approximately $0.2 million, or 9.8%, to $2.1 million at June 30, 2009, from $2.3 million at September 30, 2008.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased approximately $1.6 million, or 27.6%, to $7.2 million at June 30, 2009, from $5.6 million at September 30, 2008. This increase was mainly due to an increase in deferred tax assets of $2.3 million, offset by a decrease in miscellaneous other assets of approximately $0.7 million.

Deposits. Deposits increased by $51.9 million, or 15.2%, to $394.4 million at June 30, 2009, from $342.5 million at September 30, 2008. The increase was primarily due to the Bank’s marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

Borrowed Funds. Total funds borrowed from the FHLB, decreased $12.2 million, or 27.7%, to $32.0 million at June 30, 2009, from $44.2 million at September 30, 2008. The primary reason for the decrease was the utilization of excess cash and due from banks, after funding mortgage loan originations, to pay down borrowings during the period.

Advance payments by borrowers for taxes and insurance (“Escrow”). Escrow deposits decreased $1.0 million, or 42.1%, to $1.4 million at June 30, 2009, from $2.4 million at September 30, 2008.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $2.3 million, or 27.2%, to $10.7 million at June 30, 2009, from $8.4 million at September 30, 2008. This increase was primarily due to increases in taxes payable of $0.8 million, Supplemental Executive Retirement Plan (“SERP”) accruals of approximately $0.7 million, loan payables of $0.3 million, accrued expenses of $0.3 million and unprocessed banking liabilities of $0.2 million.

Stockholders’ Equity. Stockholders’ equity increased by $1.0 million, or 1.2%, to $87.3 million at June 30, 2009, from $86.3 million at September 30, 2008. The primary reason for the increase is the result of net income for the period of approximately $4.3 million, offset in part by accumulated other comprehensive income of $1.2 million, the payment of dividends of approximately $1.1 million and purchases of treasury stock of approximately $1.3 million pursuant to the Company’s stock repurchase plan.

Liquidity and Capital Resources. The Company maintains liquid assets at levels it considers adequate to meet its liquidity needs. The Company adjusts its liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay its’ borrowings and to fund loan commitments. The Company also adjusts its liquidity levels as appropriate to meet asset and liability management objectives.

The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Company’s competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of the Company’s liquidity consists of cash and due from banks, which are a product of its operating, investing and financing activities. At June 30, 2009, $5.0 million, or 1.0%, of the Company’s assets was invested in cash and due from banks. The Company’s primary recurring sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Currently, the Company sells a portion of the longer-term mortgage loans, and the Company syndicates and sells participation interests in portions of its multi-family, commercial real estate, construction and land loans. Such activity is expected to continue so long as it meets the Company’s operational and financial needs. In addition, the Company invests excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet the Company’s lending requirements. As of June 30, 2009, the Company had $32.0 million in borrowings outstanding from the FHLB and access to additional FHLB advances.

At June 30, 2009, the Company had approximately $146.0 million in off-balance sheet arrangements. The Company had approximately $143.9 million in commitments to originate loans and unused lines of credit outstanding, which included $90.6 million in undisbursed construction loans, $3.4 million to originate one- to four-family loans, $3.5 million in unused home equity lines of credit, $11.5 million in commercial real estate lines of credit and $34.9 million to originate multi-family and nonresidential mortgage loans. The Bank had a stand by letter of credit commitment of approximately $2.1 million. The Bank has commitments to sell loans of $1.0 million. Certificates of deposit due within one year of June 30, 2009 totaled $172.6 million, or 70.2% of certificates of deposit. If these maturing deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before June 30, 2010. Management believes, however, based on past experience that a significant portion of its certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

          The following table sets forth the Bank’s capital position at June 30, 2009, as compared to the minimum regulatory capital requirements (in thousands):

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (To risk-weighted assets)	$83,380	18.89%	$35,315	8.00%	$44,143	10.00%
Tier 1 risk-based capital (To risk-weighted assets)	79,469	18.00%	17,657	4.00%	26,486	6.00%
Tangible capital (To tangible assets)	79,469	15.13%	7,878	1.50%	N/A	N/A
Tier 1 leverage (core) capital (To adjusted tangible assets)	79,469	15.13%	15,756	3.00%	26,260	5.00%

Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at June 30, 2009 (in thousands):

Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
To originate loans	$38,296	$38,296	$—	$—	$—
Stand by letter of credit	2,140	2,140	—	—	—
Unused lines of credit	105,544	92,743	1,812	10,989	—
Total	$145,980	$133,179	$1,812	$10,989	$—

Analysis of Earnings

The Company’s profitability is primarily dependent upon net interest income and further affected by provisions for loan losses, non-interest income, non-interest expense and income taxes. The earnings of the Company, which are principally earnings of the Bank, are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

The following table sets forth, for the periods indicated, certain information relating to the Company’s average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin. It reflects the average yield on assets and the average cost of liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended June 30,
	2009				2008
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans	$417,442	$7,800	7.47%		$326,522	$6,034	7.39%
Mortgage-backed securities	75,927	924	4.87		75,649	871	4.61
Investments securities and other interest-earning assets	8,904	96	4.31		11,297	117	4.14
Total interest-earning assets	502,273	8,820	7.02		413,468	7,022	6.79

Non interest-earning assets	18,611				20,812
Total Assets	$520,884				$434,280

Interest-bearing liabilities:

Savings accounts	$62,313	150	0.96		$58,069	149	1.03
Money market/NOW accounts	64,107	244	1.52		60,331	287	1.91
Certificates of deposits	238,109	1,919	3.22		182,375	1,895	4.17
Total interest-bearing deposits	364,529	2,313	2.54		300,775	2,331	3.11
Borrowings	37,100	64	0.69		18,819	134	2.85
Total interest-bearing liabilities	401,629	2,377	2.37		319,594	2,465	3.09

Non interest-bearing liabilities:	31,428				27,935
Total liabilities	433,057				347,529

Stockholders’ equity	87,827				86,751
Total liabilities & stockholder’s equity	$520,884				$434,280

Net interest income		$6,443				$4,557
Average interest rate spread			4.65%				3.70%
Net interest-earning assets
Net Interest Margin			5.13%				4.41%
Ratio of average interest-earning assets to interest-bearing liabilities			1.25	x			1.29	x

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Nine months ended June 30,
	2009				2008
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans	$402,673	$22,380	7.41%		$309,032	$17,575	7.58%
Mortgage-backed securities	77,989	2,796	4.78		74,707	2,530	4.52
Investments securities and other interest-earning assets	9,503	246	3.45		12,665	450	4.76
Total interest-earning assets	490,165	25,422	6.92		396,404	20,555	6.91

Non interest-earning assets	18,557				19,760
Total Assets	$508,722				$416,164

Interest-bearing liabilities:

Savings accounts	$59,362	451	1.01		$58,320	443	1.02
Money market/NOW accounts	59,395	780	1.75		56,738	1,009	2.38
Certificates of deposits	226,954	6,042	3.55		171,684	5,796	4.51
Total interest-bearing deposits	345,711	7,273	2.81		286,742	7,248	3.38
Borrowings	45,220	281	0.83		16,544	438	3.54
Total interest-bearing liabilities	390,931	7,554	2.58		303,286	7,686	3.38

Non interest-bearing liabilities:	30,652				27,002
Total liabilities	421,583				330,288

Stockholders’ equity	87,139				85,876
Total liabilities & stockholders’ equity	$508,722				$416,164

Net interest income		$17,868				$12,869
Average interest rate spread			4.34%				3.53%
Net interest-earning assets
Net Interest Margin			4.86%				4.33%
Ratio of average interest-earning assets to interest-bearing liabilities			1.25	x			1.31	x

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net Income. Net income increased by approximately $0.3 million, or 20.9%, to $1.7 million for the three months ended June 30, 2009, from net income of $1.4 million for the three months ended June 30, 2008. The primary reasons for the increase were an increase in interest income of $1.8 million and a decrease in interest expense of $0.1 million, offset by increases of $0.6 million in non-interest expense, $0.4 million in income tax expense, loan loss provision of $0.4 million and $0.2 million in non-interest income.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by approximately $1.8 million, or 41.4%, to $6.4 million for the three months ended June 30, 2009, from $4.6 million for the three months ended June 30, 2008. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $88.83 million and a 95 basis point increase in the Bank’s net interest rate spread to 4.65% for the three months ended June 30, 2009, from 3.70% for the three months ended June 30, 2008. The Bank’s net interest margin increased 72 basis points to 5.13% for the three months ended June 30, 2009 compared to 4.41% for the three months ended June 30, 2008.

Interest Income. Interest income increased $1.8 million, or 25.6%, to $8.8 million for the three months ended June 30, 2009, from $7.0 million for the three months ended June 30, 2008. Interest income on loans increased by $1.8 million, or 29.3%, to $7.8 million for the three months ended June 30, 2009, from $6.0 million for the three months ended June 30, 2008. The primary reasons for the increase in interest income on loans were a $1.1 million increase in multi-family and commercial real estate loan income and a $0.8 million increase in construction loan income, offset in part by a decrease in one- to four-family income and other loan income of $0.1 million. The average balance of the loan portfolio increased by approximately $90.9 million, or 27.8%, to $417.4 million for the three months ended June 30, 2009, from $326.5 million for the three months ended June 30, 2008. The average yield on loans increased 8 basis points to 7.47% for the three months ended June 30, 2009, from 7.39% for the three months ended June 30, 2008. Interest income on mortgage-backed securities remained relatively unchanged at $0.9 million. The average balance on the mortgage-backed securities portfolio increased by approximately $0.3 million, or 0.4%, to $75.9 million for the three months ended June 30, 2009, from $75.6 million for the three months ended June 30, 2008. The average yield on mortgage-backed securities increased 26 basis points to 4.87% for the three months ended June 30, 2009, from 4.61% for the three months ended June 30, 2008. Interest income on investment securities and other interest-earning assets remained relatively unchanged at $0.1 million for the three months ended June 30, 2009 and 2008. The average yield on investment securities and other interest-earning assets increased 17 basis points to 4.31% for the quarter ended June 30, 2009, compared to 4.14% for the quarter ended June 30, 2008. The increase was primarily due to a decrease in the average balance of $2.4 million, or 21.2%, to $8.9 million at June 30, 2009 from $11.3 million at June 30, 2008.

Interest Expense. Interest expense decreased $0.1 million, or 3.6%, to $2.4 million for the three months ended June 30, 2009 from $2.5 million for the three months ended June 30, 2008. Interest expense on deposits remained unchanged for the three months ended $2.3 million for the three months ended June 30, 2009 and 2008. Interest expense on FHLB borrowings decreased $70,000, or 52.2%, to $64,000 for the three months ended June 30, 2009, from $134,000 for the three months ended June 30, 2008. The decrease in total interest expense was primarily the result of decreases in the average cost of interest-bearing deposits of 57 basis points to 2.54% for the three months ended June 30, 2009, compared to 3.11% for the three months ended June 30, 2008, and in the average cost of FHLB of borrowings of 216 basis points, to 0.69% for the quarter ended June 30, 2009, compared to the average cost of 2.85% for the quarter ended June 30, 2008, offset in part by increased average balances of interest-bearing deposits of $63.7 million to $364.5 million for the three months ended June 30, 2009, from $300.8 million for the three months ended June 30, 2008 and FHLB borrowings of $18.3 million, to $37.1 million for the three months ended June 30, 2009, from $18.8 million for the three months ended June 30, 2008. The average cost of total interest-bearing liabilities decreased 72 basis points to 2.37% for the three months ended June 30, 2009, from 3.09% for the three months ended June 30, 2008.

Provision for Loan Losses. The Bank’s provision for loan losses increased by $0.4 million for the quarter ended June 30, 2009. The primary reasons for the increase were increases in higher risk loan originations, including multi-family mortgage loans, construction mortgage loans and land loans. The Bank continues to transfer loans from its held-for-sale loan portfolio to its mortgage loan receivable portfolio after reaching its internal limit in participating out interests in certain loans to other financial institutions. The allowance for loan losses as of June 30, 2009 represented 0.81% of total loans, compared to 0.56% of total loans as of June 30, 2008.

Non-interest Income. Non-interest income decreased by $0.2 million, or 28.4%, to $0.4 million for the quarter ended June 30, 2009 from $0.6 million for the quarter June 30, 2008. The decrease was primarily due to an decreases in banking fees and service charges of $0.3 million and other income of $0.2 million offset by an decrease of $0.4 million OTTI charge of $0.6 million taken for the quarter ended June 30, 2008 on the Bank’s investment in a mutual fund and offset by a $0.2 million OTTI charge (see note 5) on the Bank’s private label mortgage backed securities for the quarter ended June 30, 2009. The market values of the mutual fund’s holdings had been steadily decreasing through last quarter ending March 31, 2009, which has caused a corresponding decrease in the fund’s net asset value, though it has stabilized this quarter. In addition, the fund has continued the temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.8 million investment in this asset. The Company continues to evaluate this investment to determine if additional write-downs will be necessary.

Non-interest Expense. Non-interest expense increased by $0.6 million, or 18.9%, to $3.6 million for the three months ended June 30, 2009, from $3.0 million for the three months ended June 30, 2008. The increase is primarily due to the Bank’s accrual estimate for its Federal Deposit Insurance Corporation (“FDIC”) assessment of $0.3 million and the banking industry-wide special assessment of five (5) basis points on the Bank’s reported regulatory assets less its tier one (1) capital of approximately $0.2 million. The Bank did not record any FDIC assessment charges in fiscal year 2008 since the assessments were offset by utilizing its one-time assessment credits, which have been fully utilized this fiscal year. In addition, the Company experienced increases in compensation and fringe benefits of $0.2 million, or 7.5%, to $2.1 million for the three months ended June 30, 2009, from $1.9 million for the three months ended June 30, 2008 which includes increases primarily in the SERP and pension plans of approximately $0.1 million, and health care and other employee costs of $0.1 million. The Company also experienced increased costs in occupancy and equipment of $68,000 and a decrease in other expenses of $0.2 million, or 36.1% to $0.3 million for the three months ended June 30, 2009, from $0.5 million for the three months ended June 30, 2008.

Income Taxes. Income tax expense increased $0.4 million, or 58.6%, to $1.2 million for the three months ended June 30, 2009, from $0.8 million for the three months ended June 30, 2008. The primary reason for this increase is the increased income before provision for income taxes. The effective income tax rate of the Company for the three months ended June 30, 2009 was 41.3%, compared to the effective income tax rate of 35.0% for the three months ended June 30, 2008. The increase in the effective income tax rate was primarily due to the increased taxable income of the Company’s Bank subsidiary.

Comparison of Operating Results for the Nine Months ended June 30, 2009 and 2008

Net Income. Net income increased by approximately $0.1 million, or 1.4%, to $4.2 million for the nine months ended June 30, 2009, from net income of $4.1 million for the nine months ended June 30, 2008. The primary reasons for the increase were an increase in interest income of $4.9 million, offset in part by a decrease in non-interest income of $1.5 million, and increases in loan loss provision of $1.1 million, non-interest expense of $2.0 million, and provision for income tax of $0.2 million.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by $5.0 million, or 38.8%, to $17.9 million for the nine months ended June 30, 2009, from $12.9 million for the nine months ended June 30, 2008. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $93.8 million and a 81 basis point increase in the Bank’s net interest rate spread to 4.34% for the nine months ended June 30, 2009, from 3.53% for the nine months ended June 30, 2008. The Bank’s net interest margin increased 53 basis points to 4.86% for the nine months ended June 30, 2009 compared to 4.33% for the nine months ended June 30, 2008.

Interest Income. Interest income increased $4.8 million, or 23.7%, to $25.4 million for the nine months ended June 30, 2009, from $20.6 million for the nine months ended June 30, 2008. Interest income on loans increased by approximately $4.8 million, or 27.3%, to $22.4 million for the nine months ended June 30, 2009, from $17.6 million for the nine months ended June 30, 2008. The primary reasons for the increase in interest income on loans were a $3.2 million increase in multi-family and commercial real estate loan income and $1.6 million increase in construction loan income. The average balance of the loan portfolio increased by approximately $93.7 million, or 30.3%, to $402.7 million for the nine months ended June 30, 2009, from $309.0 million for the nine months ended June 30, 2008. The average yield on loans decreased 17 basis points to 7.41% for the nine months ended June 30, 2009, from 7.58% for the nine months ended June 30, 2008. Interest income on mortgage-backed securities increased $0.3 million, or 10.5% to $2.8 million for the nine months ended June 30, 2009, from $2.5 million for the nine months ended June 30, 2008. The average balance on the mortgage-backed securities portfolio increased by approximately $3.3 million, or 4.4%, to $78.0 million for the nine months ended June 30, 2009, from $74.7 million for the nine months ended June 30, 2008. The average yield on mortgage-backed securities increased 26 basis points to 4.78% for the nine months ended June 30, 2009, from 4.52% for the nine months ended June 30, 2008. Interest income on investment securities and other interest-earning assets decreased by $0.2 million, or 45.3%, to $0.2 million for the nine months ended June 30, 2009 from $0.4 million for the nine months ended June 30, 2008. The decrease in interest income on investment securities and other interest-earning assets was primarily due to a decrease of 131 basis points in the average yield to 3.45% for the nine months ended June 30, 2009, compared to the average yield of 4.76% for the nine months ended June 30, 2008 and an decrease in the average balance of $3.2 million, or 25.0%, to $9.5 million for the nine months ended June 30, 2009 from $12.7 million for the nine months ended June 30, 2008.

Interest Expense. Interest expense decreased $0.1 million, or 1.7%, to $7.6 million for the nine months ended June 30, 2009 from $7.7 million for the nine months ended June 30, 2008. Interest expense on deposits increased $25,000, or 0.3%, to approximately $7.3 million for the nine months ended June 30, 2009, from approximately $7.2 million for the nine months ended June 30, 2008. Interest expense on FHLB borrowings decreased $0.1 million, or 35.8%, to $0.3 million for the nine months ended June 30, 2009, from $0.4 million for the nine months ended June 30, 2008. The decrease in total interest expense was primarily the result of decreases in the average cost of interest-bearing deposits of 57 basis points to 2.81% for the nine months ended June 30, 2009, compared to 3.38% for the nine months ended June 30, 2008, and in the average cost of FHLB borrowings of 271 basis points, to 0.83% for the nine months ended June 30, 2009, compared to the average cost of 3.54% for the nine months ended June 30, 2008, offset in part by increased average balances of interest-bearing deposits of $59.0 million to $345.7 million for the nine months ended June 30, 2009, from $286.7 million for the nine months ended June 30, 2008 and FHLB borrowings of $28.7 million, to $45.2 million for the nine months ended June 30, 2009, from $16.5 million for the nine months ended June 30, 2008. The average cost of total interest-bearing liabilities decreased 80 basis points to 2.58% for the nine months ended June 30, 2009, from 3.38% for the nine months ended June 30, 2008.

Provision for Loan Losses. The Bank’s provision for loan losses increased by $1.1 million, or 976.1%, to $1.2 million for the nine months ended June 30, 2009 compared to $0.1 million for the nine months ended June 30, 2008. The primary reasons for this increase were an additional specific allowance of $435,000 established for a non-accruing, vacant multi-family property loan and increases in higher risk loan originations, including multi-family mortgage loans, commercial real estate mortgage loans, construction mortgage loans and land loans. The Bank continues to transfer loans from its held-for-sale loan portfolio to its mortgage loan receivable portfolio after reaching its internal limit in participating out interests in certain loans to other financial institutions. The allowance for loan losses as of June 30, 2009 represented 0.81% of total loans, compared to 0.56% of total loans as of June 30, 2008.

Non-interest Income. Non-interest income decreased by approximately $1.5 million, or 70.7%, to $0.7 million for the nine months ended June 30, 2009 from $2.2 million for the nine months ended June 30, 2008. The decrease was primarily due to an additional impairment charge of $0.9 million taken on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities for the nine months ended June 30, 2009 compared to the $0.6 million taken during the period end June 30, 2008. The market values of the fund’s holdings have been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value. In addition, the fund has continued the temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.8 million investment in this asset. Based on these factors, the loss was considered to be other than temporary. The Company continues to evaluate this investment to determine if additional write-downs will be necessary. In addition, the Bank incurred an OTTI charge of $0.2 million on private label mortgage-backed securities (see note 5) for the nine months ended June 30, 2009. The decrease was also due to decreases in banking fees and service charges of $0.7 million, other income of $0.2 million and net gain on sale of loans held-for-sale of $0.1 million.

Non-interest Expense. Non-interest expense increased by approximately $2.0 million, or 23.8%, to $10.5 million for the nine months ended June 30, 2009, from $8.5 million for the nine months ended June 30, 2008. The increase resulted from increases of $1.1 million in compensation and fringe benefits, which includes increases in the SERP and pension plans of approximately $0.7 million, health care and other employee costs of $0.2 million and employee and director compensation costs of approximately $0.2 million. In addition, the Bank incurred an increase in its FDIC insurance assessment. The increase consisted of its accrual estimate for its ongoing FDIC insurance assessment of $0.3 million and the banking industry-wide special assessment of five (5) basis points on the Bank’s reported regulatory assets less its tier one (1) capital of approximately $0.2 million. The Bank did not record any FDIC assessment charges in fiscal year 2008 since the assessment was offset by utilizing its one-time assessment credits, which have been fully utilized this fiscal year. The Company also experienced increases in occupancy and equipment of $0.2 million, professional fee expense of $0.1 million and data processing fees of $0.1 million, offset by a decrease in other expenses of $0.1 million, which include advertising, office supplies, printing and insurance.

Income Taxes. Income tax expense increased $0.2 million, or 10.8%, to $2.6 million for the nine months ended June 30, 2009, from $2.4 million for the nine months ended June 30, 2008. The primary reason for this increase is the increase in income before provision for income taxes. The effective income tax rate of the Company for the nine months ended June 30, 2009 was 38.8%, compared to the effective income tax rate of 36.7% for the nine months ended June 30, 2008. The increase in the effective income tax rate was primarily due to the increased taxable income of the Company’s Bank subsidiary.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $0.2 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The Company repurchased Common Stock in the quarter ending June 30, 2009. Through June 30, 2009 the Board of Directors of the Company has approved four common stock repurchase plans. The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share. The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share. The third plan was authorized in March 2008 and completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share. In November 2008 the Board of Directors approved the fourth repurchase plan, and through June 30, 2009 the Company has repurchased 104,364 shares at an average cost of $11.47 per share. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2009, 592,556 shares have been repurchased, with repurchases completed during the quarter described in the following table:

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2009 through April 30, 2009	3,700	$11.14	588,722	$845,877
May 1, 2009 through May 31, 2009	1,200	$11.29	589,922	$832,329
June 1, 2009 through June 30, 2009	2,634	$11.29	592,556	$802,584
Total	7,534	$11.22

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: August 14, 2009	/s/ Richard A. Kielty
President and Chief Executive Officer

Date: August 14, 2009	/s/ Ralph Walther
Ralph Walther
Vice President and
Chief Financial Officer