Form 10-Q
period 2009-12-31
Brooklyn Federal Bancorp, Inc.
filed 2010-02-10
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,889,418
Class	Outstanding at February 10, 2010

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

	December 31,	September 30,
Assets	2009	2009
Cash and due from banks (including interest-earning balances of $3,079 and $2,102, respectively)	$4,995	$3,472
Securities:
Available-for-sale	3,213	3,305
Held-to-maturity (estimated fair value of $57,674 and $59,334, respectively)	63,770	66,201
Total securities	66,983	69,506
Loans held-for-sale	299	--
Loans receivable	440,362	430,435
Less: Allowance for loan losses	11,798	10,750
Loans receivable, net	428,564	419,685
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,723	2,382
Bank owned life insurance	9,613	9,511
Accrued interest receivable	2,717	2,799
Premises and equipment, net	1,937	2,030
Net deferred tax asset	11,862	10,300
Prepaid expenses and other assets	3,672	1,760
Total assets	$532,365	$521,445

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$17,310	$16,595
Interest-bearing deposits	146,100	134,664
Certificates of deposit	262,943	250,811
Total deposits	426,353	402,070
Borrowings	12,100	27,300
Advance payments by borrowers for taxes and insurance	1,581	2,142
Accrued expenses and other liabilities	9,848	8,059
Total liabilities	449,882	439,571
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,890,754 outstanding	135	135
Additional paid-in capital	43,151	43,112
Retained earnings - substantially restricted	53,386	52,671
Treasury shares - at cost, 593,456 shares	(7,707)	(7,707)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,354)	(2,394)
Unallocated shares of the stock-based incentive plan	(372)	(417)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(3,756)	(3,526)
Total stockholders’ equity	82,483	81,874
Total liabilities and stockholders’ equity	$532,365	$521,445

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008
Interest income:
First mortgage and other loans	$7,188	$7,172
Mortgage-backed securities	910	925
Other securities and interest-earning assets	92	78
Total interest income	8,190	8,175

Interest expense:
Deposits	2,065	2,500
Borrowings	54	122
Total interest expense	2,119	2,622

Net interest income before provision for loan losses	6,071	5,553
Provision for loan losses	1,083	747
Net interest income after provision for loan losses	4,988	4,806

Non-interest income:
Total OTTI loss on securities	(1,088)	(576)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	776	--
Net OTTI loss recognized in earnings	(312)	(576)
Banking fees and service charges	285	369
Net gain on sale of loans held-for-sale	60	17
Other	142	156
Total non-interest income	175	(34)

Non-interest expense:
Compensation and employee benefits	2,032	2,111
Occupancy and equipment	428	411
FDIC Insurance	148	16
Professional fees	171	122
Data processing fees	162	214
Other	358	352
Total non-interest expense	3,299	3,226

Income before income tax expense	1,864	1,546
Income tax expense	750	571
Net income	$1,114	$975
Earnings per common share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08
Dividends paid	$0.11	$0.10
Average common shares outstanding:
Basic	12,613,083	12,685,436
Diluted	12,621,486	12,705,963

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at September 30, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive income:
Net income	--	--	1,114	--	--	--	--	1,114
Net unrealized loss on securities available-for-sale, net of income tax benefit of $40	--	--	--	--	--	--	(52)	(52)
Loss on impairment of securities available-for-sale, net of income tax benefit of $35	--	--	--	--	--	--	45	45
Non-credit impairment losses on securities held-to-maturity, net of income tax benefit of $278	--	--	--	--	--	--	(353)	(353)
Transfer of Credit losses on securities held-to-maturity, net of income tax benefit of $102	--	--	--	--	--	--	130	130
Total comprehensive income								884
Allocation of ESOP stock	--	6	--	--	40	--	--	46
Stock-based incentive plan expense	--	33	--	--	--	45	--	78
Dividends paid on common stock, $0.11 per share	--	--	(399)	--	--	--	--	(399)
Balance at December 31, 2009	$135	$43,151	$53,386	$(7,707)	$(2,354)	$(372)	$(3,756)	$82,483

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,114	$975
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	46	54
Stock-based incentive plan expense	78	77
Depreciation and amortization	113	112
Provision for loan losses	1,083	747
Income from bank-owned life insurance	(88)	(95)
Net OTTI loss recognized in earnings	312	576
Amortization of servicing rights	26	65
Accretion of deferred loan fees, net	(125)	(101)
Accretion of discounts, net of amortization of premiums	(87)	(21)
Originations of loans held-for-sale	(2,130)	(33,267)
Proceeds from sales of loans held-for-sale	1,853	1,358
Principal repayments on loans held-for-sale	2	988
Net gain on sales of loans held-for-sale	(60)	(17)
Decrease (increase) in accrued interest receivable	82	(186)
Deferred income tax benefit	(1,092)	(786)
Increase in prepaid expenses and other assets	(1,936)	(1,905)
Increase in accrued expenses and other liabilities	1,789	9,523
Net cash provided by (used in) operating activities	980	(21,903)

Cash flows from investing activities:
(Loan originations in excess of repayments) Repayments in excess of loan originations	(9,804)	5,421
Principal repayments on mortgage-backed securities held-to-maturity	4,995	2,690
Purchases of mortgage-backed securities held-to-maturity	(3,395)	(5,292)
Maturities of certificates of deposit	--	200
Redemption (purchases) of FHLB stock	659	(543)
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(20)	(47)
Net cash (used in) provided by investing activities	(7,580)	2,414

Cash flows from financing activities:
Increase in deposits	24,283	10,041
Net (decrease) increase in short term borrowings	(17,200)	12,100
Proceeds from long term borrowings	2,000	--
Decrease in advance payments by borrowers for taxes and insurance	(561)	(883)
Purchase of treasury stock	--	(179)
Payment of cash dividend	(399)	(374)
Net cash provided by financing activities	8,123	20,705

Net decrease in cash and cash equivalents	1,523	1,216
Cash and cash equivalents at beginning of year	3,472	5,053
Cash and cash equivalents at end of period	$4,995	$6,269

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,118	$2,614
Taxes	581	433
Non-cash operating activities:
Mortgage loans held-for-sale transferred to held-to-maturity	--	19,468

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(Unaudited)

Note 1 - Business

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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, and 3,967,500 shares to depositors resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At December 31, 2009, there were 12,890,754 total shares outstanding resulting in a 71.8% ownership by BFS Bancorp, MHC.

Brooklyn Federal Savings Bank

The Bank is a federally chartered savings bank headquartered in Brooklyn, New York.  The Bank was originally founded in 1887.  We conduct our business from our main office and four branch offices.  All of our offices are located in New York State.  The telephone number at our main office is (718) 855-8500.

At December 31, 2009, we had total assets of $532.4 million, total deposits of $426.4 million and stockholders’ equity of $82.5 million.  Our net income for the three months ended December 31, 2009 was $1.1 million.  Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans.  The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

Our website address is www.brooklynbank.com.  Information on our website should not be considered a part of this document.

Note 2 - Basis of Presentation, Reclassifications, and Subsequent Events

A) Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2009, should be read in conjunction with these statements.

B) Reclassifications

Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.  On the Consolidated Statements of Financial Condition, Net deferred tax asset has been reclassified from Prepaid expenses and other assets.  On the Consolidated Statements of Income, FDIC Insurance has be reclassified from Non-interest expense-Other.

C) Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Consolidated Statements of Condition date of December 31, 2009, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through February 10, 2010, the date these financial statements were issued.

Note 3 - Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses and the fair values of securities are particularly susceptible to material change in the near term.

Note 4 - Impact of Certain Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity; changes the requirements for derecognizing financial assets; and requires additional disclosures.  This guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  We are currently evaluating the impact this guidance will have on our financial condition and results of operations.

Note 5 - Securities

Investments in securities available-for-sale and held-to-maturity at December 31, 2009 are summarized as follows:

	December 31, 2009
	Amortized cost	Carrying cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mutual funds	$3,209	$3,209	$4	$--	$3,213

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$18,720	$18,720	$362	$(66)	19,016
Government agency	121	121	3	(5)	119
Private issuers	51,644	44,929	308	(6,698)	38,539
Total securities held-to-maturity	$70,485	$63,770	$673	$(6,769)	$57,674

All of the Company’s mortgage-backed securities were acquired by purchase (none resulted from retained interests in loans sold or securitized by the Company). Mortgage-backed securities issued by government-sponsored enterprises at December 31, 2009 consist of (i) Freddie Mac securities with an amortized cost of $11.0 million (compared to $12.2 million at September 30, 2009) and an estimated fair value of $11.2 million (compared to $12.5 million at September 30, 2009) and (ii) Fannie Mae securities with an amortized cost of $7.7 million (compared to $8.2 million at September 30, 2009) and an estimated fair value of $7.8 million (compared to $8.3 million at September 30, 2009).  These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at December 31, 2009. Government agency mortgage-backed securities represent securities issued by Ginnie Mae.

The Company recognized an other-than-temporary impairment (“OTTI”) charge of $0.1 million on securities available-for-sale for the three months ended December 31, 2009, compared to $0.6 million for the three months ended December 31, 2008.  The impairment charge relates to our investment in a mutual fund with a carrying value of $2.7 million that invests primarily in agency and private label mortgage-backed securities.  The Bank’s investment in this mutual fund has been steadily losing value, caused by a corresponding decrease in the fund’s net asset value.  In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.7 million investment in this asset.

The Company recognized an OTTI charge in earnings of $0.2 million on securities held-to-maturity for the three months ended December 31, 2009, compared to none for the three months ended December 31, 2008.  This charge related to credit loss and was attributable to private issued mortgage-backed securities and was determined through a present-value analysis of expected cash flows on the securities.

Total pre-tax OTTI for the three months ended December 31, 2009 was $0.3 million and the net OTTI that was recognized in earnings was $0.2 million.  OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value.

There were no sales of securities during the three months ended December 31, 2009.

At December 31, 2009, the Bank pledged securities of $39.1 million in amortized cost, with an estimated fair value of $39.6 million, as collateral for advances from the Federal Home Loan Bank.

The following table summarizes securities held-to-maturity at amortized cost and estimated fair value by contractual final maturity as of December 31, 2009.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without prepayment penalty.

	Amortized	Carrying	Estimated
	cost	cost	Fair Value
	(In thousands)
Mortgage-backed securities:
One year or less	$--	$--	$--
Over one year through five years	244	244	250
Over five years through ten years	23,564	23,564	23,306
More than ten years	46,677	39,962	34,118
Total securities held-to-maturity	$70,485	$63,770	$57,674

The following table summarizes those securities held-to-maturity at December 31, 2009 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Gross unrealized	Estimated	Gross unrealized	Estimated	Gross unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government agency	$--	$--	$101	$(5)	$101	$(5)
Government-sponsored enterprises	--	--	693	(66)	693	(66)
Private issuers	8,941	(606)	20,577	(6,092)	29,518	(6,698)
Total temporarily impaired securities held-to-maturity	$8,941	$(606)	$21,371	$(6,163)	$30,312	$(6,769)

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI.  When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is not required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determine if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of December 31, 2009, the Company does not intend to sell the securities with an unrealized loss position in AOCL, and it is not more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of December 31, 2009.  We will not be required to sell our securities due to the strong liquidity position and our ability to borrow $57.2 million from the Federal Home Loan Bank of New York, if necessary.

U.S. Government Agency and Government Sponsored Enterprise Mortgage-backed Securities

The carrying value of the Company’s U.S. Government Agency and Government Sponsored mortgage-backed securities totaled $18.8 million at December 31, 2009 and comprised 29.5% of total held-to-maturity investments and 3.5% of total assets as of that date.  At December 31, 2009, there was no securities of this type in an unrealized loss position for less than 12 months and nine securities of this type in an unrealized loss position for 12 months or longer.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies, such as Ginnie Mae which guarantees the contractual cash flows associated with those securities and U.S. government-sponsored entities such as Fannie Mae and Freddie Mac, each of which carried the implicit guarantee of the U.S. government to guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac each were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of those agencies, thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

With credit risk being reduced to negligible levels due to the U.S. government’s support of these agencies, the unrealized losses on the Company’s investment in U.S. Government Agency and Government Sponsored mortgage-backed securities are due largely to the combined effects of several market-related factors. First, movements in market interest rates significantly impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity. Changes in the expected average lives of these securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.

Historically, lower market interest rates generally prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa. However, prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace, which significantly impacts the ability of borrowers to refinance. The deteriorating real estate market values and reduced availability of credit that has characterized the residential real estate marketplace over the past four years has significantly slowed both real estate purchase and refinancing activities. Consequently, prepayment rates on mortgage-backed securities have generally slowed thereby extending their average lives.

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

In sum, the factors influencing the fair value of the Company’s U.S. Government Agency and Government Sponsored mortgage-backed securities, as described above, generally result from movements in market interest rates and changing real estate and financial market conditions, which affect the supply and demand for those securities. Inasmuch as market conditions fluctuate over time, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold-to-maturity” those securities so designated.  More specifically, as of December 31, 2009, the Company has decided not to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts. Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. Government Agency and Government Sponsored mortgage-backed securities with unrealized losses at December 31, 2009 to be “other-than-temporarily” impaired as of that date.

Private Issuer Mortgage-backed Securities

The carrying value of the Company’s private issuer mortgage-backed securities totaled $44.9 million at December 31, 2009 and 70.5% of total held-to-maturity investments and 8.4% of total assets as of that date.  At December 31, 2009, there were four securities of this type in an unrealized loss position for less than 12 months and 21 securities of this type in an unrealized loss position for 12 months or longer.

Unlike agency and government sponsored mortgage-backed securities, private issuer collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity. Rather, these securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans. The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

Additional factors considered by the Company in identifying its other-than-temporarily impaired securities include, but are not limited to, the severity and duration of the impairment, the payment performance of the underlying mortgage loans and trends relating thereto, the original terms of the underlying loans regarding credit quality (e.g., Prime, Alt-A), the geographic distribution of the real estate collateral supporting those loans and any current or anticipated declines in associated collateral values, as well as the degree of protection against credit losses afforded to the Company’s security through the structural characteristics of the larger investment vehicle as noted above. Based upon these additional factors, the impairment of certain investment grade securities may also be reviewed for other-than-temporary impairment.

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

The impairments of those individually analyzed securities whose cash flows, when present valued, exceed the Company’s carrying value or otherwise reflect no expected principal losses, are generally identified as temporary. Similarly, the impairments associated with those securities that have generally retained their investment-grade credit rating and whose additional factors, as noted above, are not characterized by potentially adverse attributes, are also generally identified as temporary. In these cases, the Company attributes the unrealized losses to the same fluctuating market-related factors as those affecting agency mortgage-backed securities, noting, in particular, the comparatively greater temporary adverse effect on fair value arising from the general illiquidity of private issuer, investment grade mortgage-backed securities in the marketplace compared to agency-guaranteed mortgage-backed securities. In light of these factors, the related impairments are defined as “temporary.”

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and recognition that we will not be required to sell any of our private issuer mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to their amortized cost. More specifically, as of December 31, 2009, the Company has decided not to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company concluded that nine of its 34 private issuer mortgage-backed securities with amortized costs, excluding impairments, totaling approximately $10.4 million were “other-than-temporarily” impaired by approximately $9.2 million, cumulatively as of December 31, 2009 comprising $2.3 million and $6.8 million of credit-related and non-credit related impairments, respectively. The Company does not consider the 21 private issuer mortgage-backed securities in an unrealized loss position with amortized costs of approximately $32.8 million to be “other-than-temporarily” impaired as of that date.

The following table presents a roll-forward of the credit loss component of OTTI on private issuer mortgage-backed securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the three months ended December 31, 2009.  OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For the three months ended December 31, 2009	Total Other- Than- Temporary Impairment Loss	Other-Than-Temporary Impairment Credit Losses recorded in Earnings	Other-Than-Temporary Impairment Non -Credit Losses recorded in Other Comprehensive Loss
	(In thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	954	178	776
Additional other-than-temporary credit losses	54	54	--
Ending balance as of December 31, 2009	$9,093	$2,256	$6,837

Note 6 - Financial Instrument Fair Value Disclosures

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at December 31, 2009 and September 30, 2009 are as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	December 31, 2009	Assets	Inputs	Inputs
Securities available-for-sale	$3,213	$3,213	$--	$--

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2009	Assets	Inputs	Inputs
Securities available-for-sale	$3,305	$3,305	$--	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2009 is as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	December 31, 2009	Assets	Inputs	Inputs
Impaired loans	$16,850	$--	$--	$16,850
Impaired securities	4,885	--	4,885	--

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities was obtained through a primary broker/dealer from readily available price quotes as of December 31, 2009.

Impaired loans – The Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less their specific valuation allowances.   Impaired loans only include loans in which we have recorded specific valuation allowances.

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

Fair value disclosures are required for financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Bank’s consolidated statements of financial condition, as well as certain off-balance sheet items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and due from banks	$4,995	$4,995	$3,472	$3,472
Securities available-for-sale	3,213	3,213	3,305	3,305
Securities held-to-maturity	63,770	57,674	66,201	59,334
Loans held-for-sale	299	277	--	--
Loans receivable, net	428,564	430,372	419,685	421,085
FHLB stock	1,723	1,723	2,382	2,382
Accrued interest receivable	2,717	2,717	2,799	2,799

Financial liabilities:
Deposits	426,353	430,512	402,070	405,548
Borrowings	12,100	12,159	27,300	27,390
Accrued Interest Payable	25	25	24	24

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at December 31, 2009 and September 30, 2009:

(a)	Cash and Due from Banks

The estimated fair values of cash and due from banks are assumed to equal the carrying values, as these balances are due on demand.

(b)	Securities Available-for-Sale and Held-to-Maturity

The estimated fair values for securities available-for-sale were based principally on quoted market prices.  The fair values of securities held-to-maturity (carried at amortized cost) are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs.)

(c)	Loans Held-for-Sale

The estimated fair value of loans held-for-sale is based on current prices established in the secondary market, or for those loans committed to be sold, based upon the price established by the commitment.

(d)	Loans Receivable, Net

The loan portfolio was segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type, interest rate, interest rate type (adjustable or fixed) and payment status (performing or non-performing).

Fair values were estimated for each component as described below.

The fair values of performing mortgage loans and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality.

The fair values of non-performing mortgage loans and consumer loans were based on recent collateral appraisals or management’s analysis of estimated cash flows based upon expected proceeds discounted at rates commensurate with the credit risk involved.

(e)	Federal Home Loan Bank Stock

The estimated fair value of the Bank’s investment in Federal Home Loan Bank stock is deemed to equal its carrying value, which represents the price at which it may be redeemed.

(f)	Accrued Interest Receivable and Payable

The fair value of accrued interest receivable and payable is estimated to be the carrying value since it is currently due.

(g)	Deposits

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

(h)	Borrowings

The fair values of borrowings are estimated using a discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

(i)	Commitments

Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the creditworthiness of the parties. The estimated fair values of commitments outstanding as of  December 31, 2009 and September 30, 2009 are not considered significant and are not included in the above table.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this quarterly report and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “may,” “could,” “will,” “believe,” “expect,” “intend,” “should,” “potential,” “will likely result,” “are expected to,” “projected,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates and which affect the creditworthiness of borrowers; competitive products and pricing; the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control; the difficulty or expense of implementing successfully our new business strategy; fiscal and monetary policies of the U.S. Government; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses (and position of banking regulators with respect to the adequacy of loan losses); changes in deposit flows; changes in loan delinquency rates or in our levels of non-performing assets; changes in real estate values; changes in accounting or tax principles, policies, or guidelines;  changes in legislation and regulation, particularly those affecting financial institutions, including regulatory fees and capital requirements; changes in prevailing interest rates; acquisitions and the integration of acquired businesses; credit risk management; asset-liability management; the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Other-than-Temporary Impairment of Securities.  We evaluate on a quarterly basis whether any securities are other-than-temporarily impaired.  In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer and our ability and intent to hold the securities for a period sufficient to allow for any anticipated recovery in market value.  Other considerations include, without limitation, a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security.  If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period.

The fair value of the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities has been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.7 million investment in this asset. During the three months ended December 31, 2009, we concluded that this available-for-sale investment did incur an other-than-temporary impairment totaling $0.1 million and the Bank charged current earnings for the impairment.

Regarding the securities held-to-maturity, which are composed completely of debt securities, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred.  In the event of an other-than-temporary impairment loss, only the amount of impairment associated with the credit loss is recognized in earnings.  An other-than-temporary impairment loss relating to factors other than credit losses are recorded in accumulated other comprehensive loss.  For the securities held-to-maturity, we concluded that a portion of the unrealized loss was an other-than-temporary impairment in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities and did not incur an other-than-temporary impairment.  The Bank charged current earnings for the impairment related to credit losses totaling $0.2 million and recorded in accumulated other comprehensive loss the remaining loss related to market factors totaling $0.9 million.  Additionally, we have the intent to hold these investments and it is unlikely that we will be required to sell these investments for the time necessary to recover the amortized costs.  Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total Assets.  Total assets increased $11.0 million, or 2.1%, to $532.4 million at December 31, 2009, from $521.4 million at September 30, 2009.  This increase was primarily due to increases in cash and due from banks, loans held-for-sale, loans receivable, net, and other assets, offset in part by decreases in securities available-for-sale, securities held-to-maturity and FHLB of New York stock.

Cash and Due from Banks.  Cash and due from banks increased $1.5 million, or 43.9%, to $5.0 million at December 31, 2009, from $3.5 million at September 30, 2009.

Securities.  Security investments, which represent securities available-for-sale and securities held-to-maturity, decreased $2.5 million, or 3.6%, to $67.0 million at December 31, 2009, from $69.5 million at September 30, 2009.  This decrease was primarily due to repayments in mortgage-backed securities of approximately $4.8 million and the recording of an other-than-temporary impairment of approximately $1.1 million partially offset by security purchases of $3.4 million.  Our holdings of mortgage-backed securities and securities available-for-sale totaled $63.8 million and $3.2 million, respectively, at December 31, 2009.

Net Loans.  Loans before allowance for loan losses, which includes loans held-for-sale, increased $10.3 million, or 2.4%, to $440.7 million at December 31, 2009, from $430.4 million at September 30, 2009, primarily due to increases in multi-family loans of $13.2 million, construction loans of $10.3 million and land loans of $5.7 million, offset by decreases of $3.0 million in commercial real estate loans, $0.3 million in one-to four-family loans and $0.1 million in consumer and other loans.  Net deferred fees and costs increased approximately $0.3 million.

On the basis of management’s review of assets, at December 31, 2009, we classified $60.2 million of our assets as special mention or potential problem loans compared to $56.4 million at September 30, 2009.  This increase was due to the continuing deterioration in the real estate market that resulted in a deterioration of the Company’s loans receivable portfolio.  In addition, at December 31, 2009 we classified $57.6 million as substandard compared to $54.4 million at September 30, 2009.  Of the $57.6 million of loans classified as substandard, $55.5 million are in non-accrual status.  We have provided $5.8 million in specific allowances for $23.6 million of the loans classified as substandard, which were comprised of four commercial real estate loans (consisting of two relationships), one construction loan, one multi-family loan and one land loan.  We classified as loss two unsecured consumer loans for $35,000 and charged them off during the quarter ended December 31, 2009.

The first commercial real estate relationship consists of two loans having an aggregate outstanding balance of $9.8 million, that are secured by fee and leasehold mortgages on two adjoining properties. These loans are currently in default and the Company has recorded a $2.3 million specific allowance based upon the current appraised value of $8.8 million and potential foreclosure costs.  The loans are cross-collateralized. The second relationship also consists of two loans with an aggregate balance of $5.3 million that are secured by an industrial warehouse. These loans are currently in default and the Company has recorded a $0.8 million specific allowance based upon the properties’ current appraised value of $5.6 million and potential foreclosure costs.  The construction loan is a $0.8 million loan for which the Company has recorded a $0.2 million specific allowance based upon the properties’ current appraised value of $0.6 million.  The multi-family loan is a $1.9 million loan secured by vacant corner residential property in Manhattan for which the Company has recorded a $1.2 million specific allowance based on the property’s current appraised value and anticipated foreclosure costs.  The Company also has recorded a $1.2 million specific allowance on a $5.7 million land loan which was prompted by a decrease in the current appraised value of the property.

Federal Home Loan Bank of New York Stock.  FHLB of New York stock decreased $0.7 million, or 27.7%, to $1.7 million at December 31, 2009 from $2.4 million at September 30, 2009.  This decrease was primarily due to the decrease in FHLB borrowings, which triggered redemptions of FHLB stock.  We have evaluated the FHLB of New York stock for impairment as of December 31, 2009, concluding there was no impairment.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $2.0 million, or 112.3%, to $3.7 million at December 31, 2009, from $1.7 million at September 30, 2009.  The increase was primarily due to $2.1 million in prepaid FDIC insurance assessments.  The FDIC prepaid insurance assessment covers the estimated premiums to be paid by the Bank through December 31, 2012.

Deposits.  Deposits increased by $24.3 million, or 6.0%, to $426.4 million at December 31, 2009, from $402.1 million at September 30, 2009.  The increase was primarily due to the Bank’s efforts to remain competitive with all of its deposit offerings.

Borrowed Funds.  Total funds borrowed from the FHLB of New York, decreased $15.2 million, or 55.7%, to $12.1 million at December 31, 2009, from $27.3 million at September 30, 2009. The primary reason for the decrease was the increase in deposits offset by the funding of mortgage loan originations.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $1.8 million, or 22.2%, to $9.8 million at December 31, 2009, from $8.1 million at September 30, 2009.  This increase was primarily due to an increase in income tax payables of approximately $1.2 million, due to increases in current taxable income and effective tax rate.

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

A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2009, $5.0 million of our assets were invested in cash and due from banks.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans.  This activity may continue so long as it meets our operational and financial needs.  In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements.  There were no certificates of deposit and short-term investment securities (maturing in less than three years) at December 31, 2009.  As of December 31, 2009, we had $12.1 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $57.2 million.

At December 31, 2009, we had $102.4 million in loan commitments outstanding, which included $68.0 million in undisbursed construction loans, $1.8 million in one- to four-family loans, $10.9 million in commercial real estate lines of credit, $4.1 million in unused home equity lines of credit, and $17.6 million to originate primarily multi-family and nonresidential mortgage loans.  The Bank agreed with the Office of Thrift Supervision ( the “OTS”) that, other than contractual commitments entered into prior to December 3, 2009, the Bank will not originate any multi-family loans, commercial real estate loans, construction loans, or land loans without prior OTS approval.  Certificates of deposit due within one year of December 31, 2009 totaled $190.0 million, or 72.3%, of certificates of deposit.  The large percentage of certificates of deposits that mature within one year reflects our customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at December 31, 2009 and September 30, 2009, as compared to the minimum regulatory capital requirements:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009:	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$81,289	15.6%	$41,614	8.0%	$52,017	10.0%
Tier I risk-based capital (to risk weighted assets)	70,688	13.6%	20,807	4.0%	31,210	6.0%
Tangible capital (to tangible assets)	70,688	13.4%	7,901	1.5%	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	70,688	13.4%	15,803	3.0%	26,338	5.0%

At September 30, 2009:
Total risk-based capital (to risk weighted assets)	$79,779	14.5%	$43,938	8.0%	$54,922	10.0%
Tier I risk-based capital (to risk weighted assets)	71,192	13.0%	21,969	4.0%	32,953	6.0%
Tangible capital (to tangible assets)	71,192	13.8%	7,760	1.5%	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	71,192	13.8%	15,521	3.0%	25,868	5.0%

Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at December 31, 2009:

Commitment Expiration by Period

			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$19,341	$19,341	$--	$--	$--
Unused lines of credit, including undisbursed construction loans	83,094	79,047	228	324	3,495
Total	$102,435	$98,388	$228	$324	$3,495

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

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended December 31,
	2009				2008
	Average Balance		Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans	$433,297		$7,188	6.64%	$383,552	$7,172	7.48
Mortgage-backed securities	72,931	(1)	910	4.99	80,016	925	4.62
Investments securities and other interest-earning assets	6,505	(1)	92	5.67	9,167	78	3.41
Total interest-earning assets	512,733		8,190	6.39	472,735	8,175	6.92

Non interest-earning assets	17,400				21,082
Total Assets	$530,133				$493,817

Interest-bearing liabilities:

Savings accounts	$61,287		101	0.66	$57,010	152	1.07
Money market/NOW accounts	83,617		262	1.26	58,249	289	1.99
Certificates of deposits	255,609		1,702	2.67	215,531	2,059	3.83
Total interest-bearing deposits	400,513		2,065	2.06	330,790	2,500	3.02
Borrowings	18,116		54	1.20	45,694	122	1.07
Total interest-bearing liabilities	418,629		2,119	2.03	376,484	2,622	2.79

Non interest-bearing liabilities	28,567				30,475
Total liabilities	447,196				406,959

Stockholders' equity	82,937				86,858
Total liabilities & stockholder's equity	$530,133				$493,817

Net interest income			$6,071			$5,553
Average interest rate spread				4.36%			4.13
Net interest-earning assets
Net interest margin				4.75%			4.70
Ratio of average interest-earning assets to interest-bearing liabilities				122.48%			125.57

(1) These amounts represent net amounts after OTTI charges

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

Net Income.  Net income increased by $0.1 million, or 14.3%, to $1.1 million for the three months ended December 31, 2009, from net income of $1.0 million for the three months ended December 31, 2008.  The primary reasons for the increase was the increase of net interest income before provision for loan losses totaling $0.5 million coupled with an increase in non-interest income of $0.2 million offset in part by the increases in the provision for loan losses of $0.3 million, income tax expense of $0.2 million and non-interest expense of $0.1 million.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased by $0.5 million, or 9.3%, to $6.1 million for the three months ended December 31, 2009, from $5.6 million for the three months ended December 31, 2008.  The increase in net interest income resulted primarily from a net decrease in the average balance of interest-earning assets to interest bearing liabilities of $2.1 million. The Bank’s net interest rate spread increased 23 basis points to 4.36% for the three months ended December 31, 2009, compared to 4.13% for the three months ended December 31, 2008.  The Bank’s net interest margin increased five basis points to 4.75% for the three months ended December 31, 2009 compared to 4.70% for the three months ended December 31, 2008.

Interest Income.  Interest income remained unchanged at $8.2 million for the three months ended December 31, 2009 and 2008, respectively.  Interest income on loans remained unchanged at $7.2 million for the three months ended December 31, 2009 and 2008, respectively.  Interest on construction loans increased by $0.8 million offset by decreases of $0.6 million in multi-family and commercial real estate loan income and $0.2 million in one- to four-family loan income.  The average balance of the loan portfolio increased by $49.7 million, or 13.0%, to $433.3 million for the three months ended December 31, 2009, from $383.6 million for the three months ended December 31, 2008. The average yield on loans decreased 84 basis points to 6.64% for the three months ended December 31, 2009, from 7.48% for the three months ended December 31, 2008. Interest income on mortgage-backed securities remained unchanged at $1.0 million for the three months ended December 31, 2009 and 2008, respectively.  The average balance on the mortgage-backed securities portfolio decreased $7.1 million, or 8.9%, to $72.9 million at December 31, 2009 from $80.0 million at December 31, 2008.  The average yield on mortgage-backed securities increased 37 basis points to 4.99% for the quarter ended December 31, 2009, compared to the average yield of 4.62% for the quarter ended December 31, 2008.   Interest income on investment securities and other interest-earning assets remained unchanged at $0.1 million for the three months ended December 31, 2009 and 2008, respectively.  The average balance on investment securities and other interest-earning assets decreased $2.7 million, or 29.3%, to $6.5 million at December 31, 2009 from $9.2 million at December 31, 2008. The average yield on investment securities and other interest-earning assets increased by 226 basis points to 5.67% for the quarter ended December 31, 2009, compared to the average yield of 3.41% for the quarter ended December 31, 2008.

Interest Expense.  Interest expense decreased $0.5 million, or 19.2%, to $2.1 million for the three months ended December 31, 2009, compared to $2.6 million for the three months ended December 31, 2008.  Interest expense on deposits decreased $0.4 million, or 17.4%, to $2.1 million at December 31, 2009, compared to $2.5 million for three months ended December 31, 2008.  Interest expense on FHLB of New York borrowings decreased $68,000, or 55.7%, to $54,000 at December 31, 2009, from $122,000 at December 31, 2008.  The decrease in total interest expense was primarily the result of decreases in the average cost of interest-bearing deposits of 94 basis points to 2.06% at December 31, 2009, compared to 3.02% at December 31, 2008 and average balances of FHLB of New York borrowings of $18.1 million at December 31, 2009, from $45.7 million at December 31, 2008.  The decrease in total interest expense was offset in part by increases in the average balances of interest-bearing deposits of $69.7 million to $400.5 million at December 31, 2009, from $330.8 million at December 31, 2008 and the average cost of FHLB of New York borrowings of 13 basis points, to 1.20% for the quarter ended December 31, 2009, compared to the average cost of 1.07% for the quarter ended December 31, 2008.  The average cost of total interest-bearing liabilities decreased 76 basis points to 2.03% for the three months ended December 31, 2009, from 2.79% for the three months ended December 31, 2008.

Provision for Loan Losses and Asset Quality

The Company maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in its loan portfolio. The adequacy of the allowance for loan and lease losses (“ALLL”) is determined by management’s continuing review of the Company’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential as well as the risk inherent in various components of the portfolio. As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

For additional information regarding the Company’s ALLL policy, refer to Note 2(h) of Notes to Consolidated Financial Statements, “Nature of Business and Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following table summarizes the activity in allowance for loan losses for the three-month period ended December 31, 2009 and fiscal year-end September 30, 2009 (dollars in thousands):

	December		September
	2009		2009

Balance at beginning of period	$10,750		$2,205

Charge-offs:
Consumer and other	35		--
Recoveries	--		--
Net charge-offs	35		--
Provision for loan losses	1,083		8,545

Balance at end of period	$11,798		$10,750

Ratios:
Net charge-offs to average loans outstanding	0.00	% (1)	0.00%
Allowance for loan losses to total loans
at end of period	2.68%		2.50%

(1) Percentage is less than 0.01%.

The Company provided $1.1 million in loan loss provision for the first quarter of fiscal 2010, an increase of $0.4 million compared to $0.7 million provision in the prior year period. The $1.1 million provided in provision since September 30, 2009 reflects increases of $0.6 million in specific loss allowances for criticized assets and $0.5 million in general loss allowance for the potential risk of further loan deterioration resulting from a continued and prolonged downturn in the real estate market. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $1.1 million provision for loan losses was warranted for the three months ended December 31, 2009.

At December 31, 2009 and September 30, 2009, the Bank’s allowance for loan losses was $11.8 million and $10.7 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 23.8% at December 31, 2009 compared to 48.7% at September 30, 2009. The ratio of the allowance for loan losses to total loans was 2.68% at December 31, 2009 compared to 2.50% at September 30, 2009.

Non-Performing Loans and Potential Problem Assets

After a one- to four-family residential loan becomes 15 days late, the Bank delivers a computer-generated late charge notice to the borrower.  Approximately one week later, we deliver a reminder notice.  When a loan becomes 30 days delinquent, the loan servicing department manager determines whether to send an acceleration letter to the borrower and attempts to make personal contact.  After 60 days, we will generally refer the matter to legal counsel who is authorized to commence foreclosure proceedings.  Management is authorized to begin foreclosure proceedings on any loan after 60 days, after determining that it is prudent to do so and the proper acceleration letter has been sent.

After a multi-family, commercial real estate or construction loan becomes ten days delinquent, the Bank delivers a computer-generated late charge notice to the borrower and attempts to make personal contact with the borrower.  If there is no successful resolution of the delinquency at that time, we may accelerate the payment terms of the loan and issue a letter notifying the borrower of this acceleration.  After such a loan is 15 days delinquent, we may refer the matter to legal counsel who is authorized to commence foreclosure proceedings.  Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

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

Non-Performing Loans. Non-performing loans are either in non-accrual status and/or past contractual maturity date.  At December 31, 2009, $62.2 million of our loans net of specific allowances, or 14.13%, of our total loans, compared to $22.1 million at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.   At December 31, 2009, loans modified in a troubled debt restructuring totaled $0.8 million.  Two loans for a total of $0.4 million at the time their terms were modified are non-performing and included in the table below.   One loan for $0.4 million at the time its terms were modified is performing in accordance with its new terms and, therefore, not included in the table below.   The recent sharp deterioration in the real estate market has resulted in a deterioration of the Company’s loans receivable portfolio, which in turn has caused increases in non-performing loans.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	December	September
	2009	2009

Non-accrual loans:
One- to four-family	$--	$--
Multi-family	20,453	902
Commercial real estate	25,678	15,623
Construction	591	832
Land	4,557	4,722
Consumer	--	--
Total non-accrual loans	51,279	22,079

Loans past maturity and still accruing	10,925	--
Total non-performing assets	$62,204	$22,079

Ratios:
Total non-performing loans to total loans	14.13%	5.13%
Total non-performing loans to total assets	11.68%	4.23%
Total non-performing assets to total assets	11.68%	4.23%

Non-interest Income. Non-interest income increased by $0.2 million, or 614.7%, to $0.2 million for the quarter ended December 31, 2009 from a loss of $34,000 for the quarter December 31, 2008.  The increase was primarily due to a decrease in the impairment charge of $0.3 million, or 45.8%, to $0.3 million for the three months ended December 31, 2009, from $0.6 million for the three months ended December 31, 2008.

Non-interest Expense.  Non-interest expense increased by $0.1 million, or 2.3%, to $3.3 million for the three months ended December 31, 2009, from $3.2 million for the three months ended December 31, 2008.  The increase resulted primarily from increases in FDIC insurance of $0.1 million and professional fee expenses of $0.1 million offset by a $0.1 million decrease in compensation and employee benefits expense.

 Income Taxes. Income tax expense increased $0.2 million, or 31.3%, to $0.8 million for the three months ended December 31, 2009, from $0.6 million for the three months ended December 31, 2008.  The primary reason for this increase was the increase in income before provision for income taxes.  The effective income tax rate of the Company for the three months ended December 31, 2009 was 40.2%, compared to the effective income tax rate of 36.9% for the three months ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have longer maturities than the Company’s liabilities, consisting primarily of deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates.  Accordingly, the Company’s board of directors has approved guidelines for managing the interest rate risk inherent in its assets and liabilities, given the Company’s business strategy, operating environment, capital, liquidity and performance objectives.  Senior management monitors the level of interest rate risk on a regular basis and the finance committee of the board of directors meets as needed to review the Company’s asset/liability policies and interest rate risk position.

The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates.  During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank’s certificates of deposit.  By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates.  However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments.  Thus, during the recent environment of decreased interest rates, the Bank’s strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments.  Management intends to lengthen the maturity of the Company’s earning-assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.  There have been no material changes in the Company’s interest rate risk since September 30, 2009.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009, as filed with the SEC on January 6, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The Company did not repurchase Common Stock in the quarter ending December 31, 2009.  Through September 30, 2009, the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through September 30, 2009, the Company has repurchased 105,264 shares at an average cost of $11.47 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. 1
3.2	Bylaws of Brooklyn Federal Bancorp, Inc. 1

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. 1

11	Computation of Earnings Per Share
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration Statement No. 333-121580).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC. (Registrant)

Date: February 10, 2010	By:	/s/ Richard A. Kielty
President and Chief Executive Officer

Date: February 10, 2010	By:	/s/ Ralph Walther
Ralph Walther Vice President and Chief Financial Officer