Form 10-Q
period 2010-03-31
Brooklyn Federal Bancorp, Inc.
filed 2010-05-17
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,889,418
Class	Outstanding at May 17, 2010

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.    FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

	March 31,	September 30,
	2010	2009
Assets
Cash and due from banks (including interest-earning balances of $7,551 and $2,102, respectively)	$10,148	$3,472
Securities:
Available-for-sale	3,213	3,305
Held-to-maturity (estimated fair value of $56,889 and $59,334, respectively)	62,009	66,201
Total securities	65,222	69,506
Loans receivable	431,674	430,435
Less: Allowance for loan losses	12,971	10,750
Loans receivable, net	418,703	419,685
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,638	2,382
Bank owned life insurance	9,701	9,511
Accrued interest receivable	2,675	2,799
Premises and equipment, net	1,938	2,030
Deferred tax asset	13,060	10,330
Prepaid expenses and other assets	5,074	1,730
Total assets	$528,159	$521,445

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,224	$16,595
Interest-bearing deposits	152,690	134,664
Certificates of deposit	261,469	250,811
Total deposits	430,383	402,070
Borrowings	9,300	27,300
Advance payments by borrowers for taxes and insurance	2,288	2,142
Accrued expenses and other liabilities	6,107	8,059
Total liabilities	448,078	439,571
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,889,418 and 12,890,754 outstanding, respectively	135	135
Additional paid-in capital	43,177	43,112
Retained earnings - substantially restricted	50,218	52,671
Treasury shares - at cost, 594,792 shares and 593,456 shares, respectively	(7,719)	(7,707)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,314)	(2,394)
Unallocated shares of the stock-based incentive plan	(328)	(417)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(3,088)	(3,526)
Total stockholders’ equity	80,081	81,874
Total liabilities and stockholders’ equity	$528,159	$521,445

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Interest income:
First mortgage and other loans	$6,907	$7,408	$14,095	$14,580
Mortgage-backed securities	862	947	1,772	1,872
Other securities and interest-earning assets	82	72	174	150
Total interest income	7,851	8,427	16,041	16,602

Interest expense:
Deposits	1,950	2,460	4,015	4,960
Borrowings	51	95	105	217
Total interest expense	2,001	2,555	4,120	5,177

Net interest income before provision for loan losses	5,850	5,872	11,921	11,425
Provision for loan losses	6,874	93	7,957	840
Net interest (loss) income after provision for loan losses	(1,024)	5,779	3,964	10,585

Non-interest income:
Total loss on OTTI of securities	(929)	(290)	(2,017)	(866)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	776	-
Net loss on OTTI recognized in earnings	(929)	(290)	(1,241)	(866)
Banking fees and service charges	199	257	484	626
Net gain on sale of loans held-for-sale	34	113	94	130
Other	148	142	290	298
Total non-interest (loss) income	(548)	222	(373)	188

Non-interest expense:
Compensation and employee benefits	2,027	2,564	4,059	4,675
Occupancy and equipment	468	438	896	849
FDIC Insurance	154	44	302	60
Professional fees	423	131	594	253
Data processing fees	168	162	330	376
Other	385	370	743	722
Total non-interest expense	3,625	3,709	6,924	6,935

(Loss) income before income tax expense	(5,197)	2,292	(3,333)	3,838
Income tax (benefit) expense	(2,429)	843	(1,679)	1,414
Net (loss) income	$(2,768)	$1,449	$(1,654)	$2,424
(Loss) earnings per common share:
Basic	$(0.22)	$0.11	$(0.13)	$0.19
Diluted	$(0.22)	$0.11	$(0.13)	$0.19
Average common shares outstanding:
Basic	12,625,968	12,651,676	12,619,455	12,668,741
Diluted	12,625,968	12,652,013	12,619,455	12,673,815

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at September 30, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive loss:
Net loss	--	--	(1,654)	--	--	--	--	(1,654)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $42	--	--	--	--	--	--	(53)	(53)
Loss on impairment of securities available-for-sale, net of income tax benefit of $37	--	--	--	--	--	--	48	48
Non-credit impairment loss on securities held-to-maturity, net of income tax benefit of $418	--	--	--	--	--	--	(204)	(204)
Transfer of credit losses on securities held-to-maturity, net of income tax benefit of $509	--	--	--	--	--	--	647	647
Total comprehensive loss								(1,216)
Treasury stock purchased (1,336 shares)	--	--	--	(12)	--	--	--	(12)
Allocation of ESOP stock	--	(1)	--	--	80	--	--	79
Stock-based incentive plan expense	--	66	--	--	--	89	--	155
Dividends paid on common stock, $0.11 per share	--	--	(799)	--	--	--	--	(799)
Balance at March 31, 2010	$135	$43,177	$50,218	$(7,719)	$(2,314)	$(328)	$(3,088)	$80,081

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,654)	$2,424
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	79	101
Stock-based incentive plan expense	155	155
Depreciation and amortization	226	227
Provision for loan losses	7,957	840
Income from bank-owned life insurance	(175)	(183)
Gross loss on OTTI recognized in earnings	1,241	866
(Accretion) amortization of servicing rights	(29)	102
Accretion of deferred loan fees, net	(288)	(166)
Accretion of discounts, net of amortization of premiums	(205)	(48)
Originations of loans held-for-sale	(3,022)	(50,895)
Proceeds from sales of loans held-for-sale	3,065	7,310
Principal repayments on loans held-for-sale	2	988
Net gain on sales of loans held-for-sale	(94)	(130)
Decrease (increase) in accrued interest receivable	124	(353)
Deferred income tax benefit	(2,815)	(1,114)
(Increase) decrease in prepaid expenses and other assets	(3,236)	144
(Decrease) increase in accrued expenses and other liabilities	(1,952)	60
Net cash used in operating activities	(621)	(39,672)
Cash flows from investing activities:
(Loan originations in excess of repayments) Repayments in excess of loan originations	(6,687)	7,375
Principal repayments on mortgage-backed securities held-to-maturity	10,203	6,568
Purchases of mortgage-backed securities held-to-maturity	(6,462)	(5,292)
Purchases of securities available-for-sale	--	(500)
Maturities of certificates of deposit	--	997
Redemptions (purchases) of FHLB stock	744	(3)
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(134)	(84)
Net cash (used in) provided by investing activities	(2,351)	9,046
Cash flows from financing activities:
Increase in deposits	28,313	33,630
Net decrease in short term borrowings	(23,000)	(1,800)
Proceeds from long term borrowings	5,000	--
Repayments of long term borrowings	--	(439)
Increase (decrease) in advance payments by borrowers for taxes and insurance	146	(114)
Purchases of treasury stock	(12)	(1,170)
Payment of cash dividend	(799)	(744)
Net cash provided by financing activities	9,648	29,363

Net increase (decrease) in cash and cash equivalents	6,676	(1,263)
Cash and cash equivalents at beginning of year	3,472	5,053
Cash and cash equivalents at end of period	$10,148	$3,790

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,121	$5,178
Taxes	4,122	2,588
Other:
Mortgage loans held-for-sale transferred to held-to-maturity	--	24,270

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, and 3,967,500 shares to depositors resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At March 31, 2010, there were 12,889,418 total shares outstanding 71.8% of which were owned by BFS Bancorp, MHC.

Brooklyn Federal Savings Bank

The Bank is a federally chartered savings bank headquartered in Brooklyn, NY.  The Bank was originally founded in 1887.  We conduct our business from our main office and four branch offices.  All of our offices are located in New York State.  The telephone number at our main office is (718) 855-8500.

At March 31, 2010, we had total assets of $528.2 million, total deposits of $430.4 million and stockholders’ equity of $80.1 million.  Our net loss for the three months and six months ended March 31, 2010 was $2.8 million and $1.7 million, respectively.  Our principal business activity is originating mortgage loans secured by one-to-four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposit, and emphasize personal and efficient service for our customers.

Note 2 - Basis of Presentation, Reclassifications, and Subsequent Events

A) Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2009, should be read in conjunction with these statements.

B) Reclassifications

Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.  On the Consolidated Statements of Financial Condition, the net deferred tax asset has been reclassified from prepaid expenses and other assets.  On the Consolidated Statements of Operations, FDIC Insurance has been reclassified from Non-interest expense - Other.

C) Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Consolidated Statements of Condition date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.  Based upon our evaluation, no events were identified which would be recorded or disclosed in the interim financial statements,  except as noted in Note 8 – Subsequent Events.

Note 3 - Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses, fair values of securities and deferred taxes are particularly susceptible to material change in the near term.

Note 4 - Impact of Certain Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for a Securities and Exchange Commission  (“SEC”) registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

Note 5 - Securities

Investments in securities available-for-sale and held-to-maturity at March 31, 2010 are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mutual funds	$3,204	$9	$--	$3,213

	Amortized cost	Carrying cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government agency	$118	$118	$7	$(2)	$123
Government-sponsored enterprises	19,742	19,742	416	(201)	19,957
Private issuers	47,677	42,149	426	(5,766)	36,809
Total securities held-to-maturity	$67,537	$62,009	$849	$(5,969)	$56,889

The Company acquired all of our mortgage-backed securities (none resulted from retained interests in loans sold or securitized by the Company). At March 31, 2010, mortgage-backed securities issued by government-sponsored enterprises consist of (i) Federal Home Loan Mortgage Corporation (“Freddie Mac”) securities with an amortized cost of $9.5 million (compared to $12.2 million at September 30, 2009) and an estimated fair value of $9.7 million (compared to $12.5 million at September 30, 2009) and (ii) Federal National Mortgage Association (“Fannie Mae”) securities with an amortized cost of $10.2 million (compared to $8.2 million at September 30, 2009) and an estimated fair value of $10.3 million (compared to $8.3 million at September 30, 2009).  These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at March 31, 2010. Government agency mortgage-backed securities represent securities issued by Government National Mortgage Association (“Ginnie Mae”).

The Company recognized an other-than-temporary impairment (“OTTI”) charge of $5,000 and $85,000 on securities available-for-sale for the three and six month periods ended March 31, 2010, compared to $0.3 million and $0.9 million for the three and six month periods ended March 31, 2009.  The impairment charges relate to our investment in a mutual fund with a carrying and fair value of $2.7 million that invests primarily in agency and private label mortgage-backed securities.  The Bank’s investment in this mutual fund has been steadily losing value.  In addition, the fund implemented a temporary prohibition on cash redemptions, thereby lessening the ability of the Bank to dispose of its remaining $2.7 million investment in this asset.

The Company recognized an OTTI impairment charge of $0.9 million and $1.1 million on securities held-to-maturity for the three and six month periods ended March 31, 2010, respectively, compared to no such charges for the three and six month periods ended March 31, 2009.  These charges related to credit losses and were attributable to privately issued mortgage-backed securities and were determined through a present-value analysis of expected cash flows on the securities.

Total pre-tax OTTI for the three and six month periods ended March 31, 2010 was $0.9 million and $1.2 million, respectively, and the net OTTI that was recognized in earnings was $0.5 million and $0.7 million.  OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value.

At March 31, 2010, the Bank pledged securities having an amortized cost of $35.7 million, with an estimated fair value of $35.8 million, as collateral for advances from the Federal Home Loan Bank of New York.

The following table summarizes securities held-to-maturity at amortized cost and estimated fair value by contractual final maturity as of March 31, 2010.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without a prepayment penalty.

	Amortized	Carrying	Estimated
	cost	cost	Fair Value
	(In thousands)
Mortgage-backed securities:
One year or less	$--	$--	$--
Over one year through five years	199	199	205
Over five years through ten years	21,757	21,757	21,887
More than ten years	45,581	40,053	34,797
Total securities held-to-maturity	$67,537	$62,009	$56,889

The following table summarizes securities held-to-maturity at March 31, 2010 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Estimated	Gross unrealized	Estimated	Gross unrealized	Estimated	Gross unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government agency	$--	$--	$80	$(2)	$80	$(2)
Government-sponsored enterprises	4,654	(201)	-	-	4,654	(201)
Private issuers	4,420	(293)	17,832	(5,473)	22,252	(5,766)
Total temporarily impaired securities held-to-maturity	$9,074	$(494)	$17,912	$(5,475)	$26,986	$(5,969)

In April 2009, the FASB amended the OTTI model for debt securities.  The impairment model for equity securities was not affected.  Under the updated guidance, an OTTI loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred.  In the event of OTTI, only the amount of impairment associated with the credit loss is recognized in earnings.  Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive loss (“AOCL”). The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI.  When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is not required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determine if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of March 31, 2010, the Company does not intend to sell the securities with an unrealized loss position in AOCL, and it is likely that the Company will not be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of March 31, 2010.  We will not be required to sell our securities due to the strong liquidity position and our ability to borrow an additional $56.6 million from the Federal Home Loan Bank of New York, if necessary.

U.S. Government Agency and Government Sponsored Enterprise Mortgage-backed Securities

The carrying value of the Company’s U.S. Government agency and Government sponsored mortgage-backed securities totaled $19.9 million at March 31, 2010 and comprised 32.0% of total held-to-maturity investments and 3.7% of total assets as of that date.  At March 31, 2010, there were seven securities of this type in an unrealized loss position for less than 12 months and two securities of this type in an unrealized loss position for 12 months or longer.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies, such as Ginnie Mae, which guarantees the contractual cash flows associated with those securities and U.S. government-sponsored entities such as Fannie Mae and Freddie Mac, each of which carried the implicit guarantee of the U.S. government to guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac each were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of those agencies, thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Historically, lower market interest rates generally prompt greater refinancing activity, thereby shortening the average lives of mortgage-backed securities and vice-versa. However, prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace, which significantly impacts the ability of borrowers to refinance. The deteriorating real estate market values and reduced availability of credit that has characterized the residential real estate marketplace over the past four years has significantly slowed both real estate purchase and refinancing activities. Consequently, prepayment rates on mortgage-backed securities have generally slowed thereby extending their average lives.

The market price of mortgage-backed securities, being the key measure of the fair value to an investor in those securities, is also influenced by the overall supply and demand for those securities in the marketplace. Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price. The recent volatility and uncertainty in the marketplace has reduced the overall level of demand for mortgage-backed securities which has generally had an adverse impact on their market prices. This has been further exacerbated by many larger institutions selling mortgage-related assets to shrink their balance sheets for capital adequacy purposes, which has increased the supply of these securities.

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

The Company has the stated ability and intent to “hold-to-maturity” those securities so designated.  More specifically, as of March 31, 2010, the Company has no intention to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts. Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. Government agency and Government sponsored mortgage-backed securities with unrealized losses at March 31, 2010 to be “other-than-temporarily” impaired as of that date.

Private Issuer Mortgage-backed Securities

The carrying value of the Company’s private issuer mortgage-backed securities totaled $42.1 million at March 31, 2010 and comprised 68.0% of total held-to-maturity investments and 8.0% of total assets as of that date.  At March 31, 2010, there were three securities of this type in an unrealized loss position for less than 12 months and 20 securities of this type in an unrealized loss position for 12 months or longer.

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

The Company monitors the general level of credit risk for each of its private issuer mortgage-backed securities based upon the ratings assigned to its specific tranches by one or more credit rating agencies. The level of these ratings, and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired. For example, all impaired private issuer mortgage-backed securities that are rated below investment grade are reviewed individually to determine if the impairment is other-than- temporary.

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

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and recognition that we will not be required to sell any of our private issuer mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to their amortized cost. More specifically, as of March 31, 2010, the Company has no intention to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity and capital position as of that date.

In light of the factors noted above, the Company concluded that nine of its 34 private issuer mortgage-backed securities with amortized costs, excluding impairments, totaling approximately $12.7 million were “other-than-temporarily” impaired by approximately $10.0 million, cumulatively, as of March 31, 2010, comprising $3.2 million and $6.8 million of credit-related and non-credit related impairments, respectively. The Company does not consider the remaining 18 private issuer mortgage-backed securities in an unrealized loss position, with amortized costs of approximately $25.3 million, to be “other-than-temporarily” impaired as of that date.

The following table presents a roll-forward of the credit loss component of OTTI on private issuer mortgage-backed securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the three and six months ended March 31, 2010.  OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months ended March 31, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of January 1, 2010	$9,093	$2,256	$6,837
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	924	924	-
Ending balance as of March 31, 2010	$10,017	$3,180	$6,837

For the Six Months ended March 31, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	954	178	776
Additional other-than-temporary credit losses	978	978	-
Ending balance as of March 31, 2010	$10,017	$3,180	$6,837

Note 6 – Allowance for Loan Losses

The following table summarizes the activity in allowance for loan losses for the six month period ended March 31, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	March	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	170	--
Multi-family	1,218	--
Commercial real estate	2,929	--
Construction	254	--
Land	1,130	--
Consumer and other	35	--
Recoveries	--	--
Net charge-offs	5,736	--

Provision for loan losses	7,957	8,545

Balance at end of period	$12,971	$10,750

Ratios:
Annualized net charge-offs to average
loans outstanding	2.63%	0.00%
Allowance for loan losses to total loans at end of period	3.00%	2.50%

        Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At March 31, 2010, $62.8 million of our loans net of specific allowances, or 14.55%, of our total loans, compared to $22.1 million at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.   At March 31, 2010, loans modified in a troubled debt restructuring totaled $7.5 million.  Seven loans for a total of $7.1 million at the time their terms were modified are non-performing and included in the table below.   One loan for $0.4 million at the time its terms were modified is performing in accordance with its new terms and, therefore, is not included in the table below.   The sharp deterioration in the real estate market has resulted in a deterioration of the Company’s loans receivable portfolio, which in turn has caused increases in non-performing loans, particularly in our multi-family, commercial real estate and construction loan portfolios.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	March 31,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$--	$--
Multi-family	19,876	902
Commercial real estate	33,918	15,623
Construction	5,640	832
Land	669	4,722
Consumer	--	--
Total non-accrual loans	60,103	22,079

Loans past maturity and still accruing	2,699	--
Total non-performing assets	$62,802	$22,079

Ratios:
Total non-performing loans to total loans	14.55%	5.13%
Total non-performing loans to total assets	11.89%	4.23%
Total non-performing assets to total assets	11.89%	4.23%

Note 7 - Financial Instrument Fair Value Disclosures

FASB issued guidance regarding Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.  This guidance applies to other accounting pronouncements that require or permit fair value measurements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2010 and September 30, 2009 are as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	March 31, 2010	Assets	Inputs	Inputs
Securities available-for-sale	$3,213	$3,213	$--	$--

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2009	Assets	Inputs	Inputs
Securities available-for-sale	$3,305	$3,305	$--	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at March 31, 2010 is as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	March 31, 2010	Assets	Inputs	Inputs
Impaired loans	$75,405	$--	$--	$75,405
Impaired securities	3,603	--	3,603	--

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities was obtained through a primary broker/dealer from readily available price quotes as of March 31, 2010.

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

Impaired securities – The Company has measured impairment generally based on the fair values of securities that are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and due from banks	$10,148	$10,148	$3,472	$3,472
Securities available-for-sale	3,213	3,213	3,305	3,305
Securities held-to-maturity	62,009	56,889	66,201	59,334
Loans receivable, net	418,703	420,567	419,685	421,085
FHLB stock	1,638	1,638	2,382	2,382

Financial liabilities:
Deposits	430,383	434,663	402,070	405,548
Borrowings	9,300	9,430	27,300	27,390

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at March 31, 2010 and September 30, 2009:

(a)	Cash and Due from Banks

The estimated fair values of cash and due from banks are assumed to equal the carrying values, as these balances are due on demand.

(b)	Securities Available-for-Sale and Held-to-Maturity

The estimated fair values for securities available-for-sale were based principally on quoted market prices.  The fair values of securities held-to-maturity (carried at amortized cost) were primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

(c)	Loans Receivable, Net

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

(d)	Federal Home Loan Bank Stock

The estimated fair value of the Bank’s investment in Federal Home Loan Bank stock is deemed to equal its carrying value, which represents the price at which it may be redeemed.

(e)	Deposits

The estimated fair values of deposits with no stated maturity, which include NOW, money market, and passbook savings accounts are deemed to be equal to the amount payable on demand at the valuation date. The estimated fair values of certificates of deposit represent contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities.

(f)	Borrowings

The fair values of borrowings were estimated using a discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

(g)	Commitments

Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the creditworthiness of the parties. The estimated fair values of commitments outstanding as of  March 31, 2010 and September 30, 2009 were not considered significant and are not included in the above table.

Note 8 – Subsequent Events

In connection with its most recent examination of the Bank, the Office of Thrift Supervision (the “OTS”) issued a supervisory directive that the Bank cease originating new construction loans or commercial real estate loans, except for any legally binding commitments outstanding at December 3, 2009.  In addition, the OTS has designated  the Bank as being in “troubled condition”, for purposes of imposing certain regulatory restrictions including, without limitation,  that the Bank:

(1) Limit its asset growth in any quarter to an amount not to exceed net interest credited on deposit liabilities;
(2) Obtain prior OTS approval before declaring or paying dividends or making any other capital distributions;
(3) Obtain the nonobjection of the OTS before increasing brokered deposits in excess of interest credited above the amount as of February 28, 2010;
(4) Notify the OTS prior to adding any new directors or senior executive officers; and
(5) Receive nonobjection from the OTS before entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any officer or director of the Bank.

The Bank is in compliance with these limitations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

General

The Company’s results of operations depend mainly on its net interest income, which is the difference between the interest income earned on its loan and investment portfolios and interest expense paid on its deposits and borrowed funds.  Results of operations are also affected by fee income from banking operations, provisions for loan losses, other-than-temporary impairments, gains (losses) on sales of loans and securities available-for-sale and other miscellaneous income.  The Company’s non-interest expenses consist primarily of compensation and employee benefits, office occupancy, technology, FDIC insurance, marketing, general administrative expenses and income tax expense.

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

The fair value of the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities has been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.7 million investment in this asset. During the six month period ended March 31, 2010, we concluded that this available-for-sale investment did incur an other-than-temporary impairment totaling $0.1 million and the Bank charged current earnings for the impairment.

Regarding the securities held-to-maturity, which are composed completely of debt securities, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred.  In the event of an other-than-temporary impairment loss, only the amount of impairment associated with the credit loss is recognized in earnings.  An other-than-temporary impairment loss relating to factors other than credit losses is recorded in accumulated other comprehensive loss.  For the securities held-to-maturity, we concluded that a portion of the unrealized loss was temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities and did not incur an other-than-temporary impairment.  The Bank charged current earnings for the impairment related to credit losses totaling $0.9 million and $1.1 million for the three and six month periods ended March 31, 2010, respectively, and recorded in accumulated other comprehensive loss the remaining loss related to market factors totaling $0.8 million for the six months ended March 31, 2010.  Additionally, we have the intent to hold these investments and it is unlikely that we will be required to sell these investments prior to the time necessary to recover the amortized costs.  Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total Assets.  Total assets increased $6.8 million, or 1.3%, to $528.2 million at March 31, 2010 from $521.4 million at September 30, 2009.  This increase was primarily due to increases in cash and due from banks, loans receivable, deferred tax asset and prepaid expenses and other assets, offset by decreases to securities and FHLB stock.

Cash and Due From Banks.  Cash and due from banks increased $6.6 million, or 192.3%, to $10.1 million at March 31, 2010 from $3.5 million at September 30, 2009.

Securities.  Investment securities, which represent securities available-for-sale and securities held-to-maturity, decreased  $4.3 million, or 6.2%, to $65.2 million at March 31, 2010 from $69.5 million at September 30, 2009.  This decrease was primarily due to repayments of mortgage-backed securities of approximately $10.2 million and the recording of an other-than-temporary impairment of approximately $1.2 million partially offset by security purchases of $6.5 million.  Our holdings of mortgage-backed securities and securities available-for-sale totaled $62.0 million and $3.2 million, respectively, at March 31, 2010.

Net Loans.  Loans before allowance for loan losses increased $1.3 million, or 0.3%, to $431.7 million at March 31, 2010 from $430.4 million at September 30, 2009, primarily due to an increase in construction loans of $14.3 million offset by decreases in multi-family loans of $7.0 million, land loans of $4.4 million, one-to-four-family loans of $1.2 million,  commercial real estate loans of $0.2 million and consumer and other loans of $0.2 million.  Net deferred fees and costs increased approximately $0.1 million.  We expect nominal loan growth for the foreseeable future since, under the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at March 31, 2010 we classified $69.3 million of our assets as special mention or potential problem loans compared to $56.4 million at September 30, 2009.  This increase was due to the continuing deterioration in the real estate market that has resulted in a deterioration of the Company’s loans receivable portfolio. Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.  In addition, at March 31, 2010 we classified $75.4 million as substandard compared to $54.4 million at September 30, 2009.  Of the $75.4 million of loans classified as substandard, $60.1 million are in non-accrual status. Non-performing loans totaled $62.8 million at March 31, 2010 and are included in substandard loans.   We have evaluated each substandard loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $23.6 million did not require an allowance as of March 31, 2010 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan.  There can be no assurances that additional provision for loan losses will not be required in future periods.  The Company believes that as of March 31, 2010 the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio.

Charge-offs totaled $5.7 million for the six months ended March 31, 2010 compared to none for the six months ended March 31, 2009.  Annualized net charge-offs represented 2.63% of average loans for the six months ended March 31, 2010.

Allowance for Loan Losses and Asset Quality

The Company maintains an allowance for loan losses that management believes is sufficient to absorb known and inherent losses in its loan portfolio. The adequacy of the allowance for loan and lease losses (“ALLL”) is determined by management’s continuing review of the Company’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are also taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss as well as the risk inherent in various components of the portfolio. As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

For additional information regarding the Company’s ALLL policy, please refer to Note 2(h) of Notes to Consolidated Financial Statements, “Nature of Business and Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following table summarizes the activity in allowance for loan losses for the six month period ended March 31, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	March	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	170	--
Multi-family	1,218	--
Commercial real estate	2,929	--
Construction	254	--
Land	1,130	--
Consumer and other	35	--
Recoveries	--	--
Net charge-offs	5,736	--

Provision for loan losses	7,957	8,545

Balance at end of period	$12,971	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	2.63%	0.00%
Allowance for loan losses to total loans at end of period	3.00%	2.50%

The Company provided $8.0 million in loan loss provision for the six months ended March 31, 2010, an increase of $7.1 million, or 847.3%, compared to a $0.8 million provision in the same prior year period. The $8.0 million recognized in the provision for the six month period ended March 31, 2010 reflects increases of $2.0 million in allocated loss allowances for criticized assets and $6.0 million in a general loss allowance.  The increase in the general component of the allowance for loan losses was due to the charge-offs recognized during the quarter coupled with the increase in substandard loans.  The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that an $8.0 million provision for loan losses was warranted for the six months ended March 31, 2010.

At March 31, 2010 and September 30, 2009, the Bank’s allowance for loan losses was $13.0 million and $10.8 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 20.65% at March 31, 2010, compared to 48.69% at September 30, 2009.

Non-Performing Loans and Potential Problem Assets

After a one-to-four-family residential loan becomes 15 days late, the Bank delivers a computer-generated late charge notice to the borrower.  Approximately one week later, we deliver a reminder notice.  When a loan becomes 30 days delinquent, the loan servicing department manager determines whether to send an acceleration letter to the borrower and attempts to make personal contact.  After 60 days, we will generally refer the matter to legal counsel who is authorized to commence foreclosure proceedings.  Management is authorized to begin foreclosure proceedings on any loan after 60 days, after determining that it is prudent to do so and the proper acceleration letter has been sent.

 After a multi-family, commercial real estate or construction loan becomes ten days delinquent, the Bank delivers a computer-generated late charge notice to the borrower and attempts to make personal contact with the borrower.  If there is no successful resolution of the delinquency at that time, we may accelerate the payment terms of the loan and issue a letter notifying the borrower of this acceleration.  After such loan is 15 days delinquent, we may refer the matter to legal counsel who is authorized to commence foreclosure proceedings.  Management is authorized to begin foreclosure proceedings on any delinquent loan after determining that it is prudent to do so.

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

Non-Performing Loans. Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At March 31, 2010, $62.8 million of our loans net of specific allowances, or 14.55%, of our total loans, compared to $22.1 million at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.   At March 31, 2010, loans modified in a troubled debt restructuring totaled $7.5 million.  Seven loans for a total of $7.1 million at the time their terms were modified are non-performing and included in the table below.   One loan for $0.4 million at the time its terms were modified is performing in accordance with its new terms and, therefore, is not included in the table below.   The sharp deterioration in the real estate market has resulted in a deterioration of the Company’s loans receivable portfolio, which in turn has caused increases in non-performing loans, particularly in our multi-family, commercial real estate and construction loan portfolios.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	March 31,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$--	$--
Multi-family	19,876	902
Commercial real estate	33,918	15,623
Construction	5,640	832
Land	669	4,722
Consumer	--	--
Total non-accrual loans	60,103	22,079

Loans past maturity and still accruing	2,699	--
Total non-performing assets	$62,802	$22,079

Ratios:
Total non-performing loans to total loans	14.55%	5.13%
Total non-performing loans to total assets	11.89%	4.23%
Total non-performing assets to total assets	11.89%	4.23%

Federal Home Loan Bank of New York Stock.  FHLB stock decreased $0.8 million, or 31.2%, to $1.6 million at March 31, 2010 from $2.4 million at September 30, 2009.  This decrease was primarily due to the decrease in FHLB borrowings, which triggered redemptions of FHLB stock. We have evaluated the FHLB stock for impairment as of March 31, 2010, concluding there was no impairment.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $3.4 million, or 193.3%, to $5.1 million at March 31, 2010 from $1.7 million at September 30, 2009.  The increase was due to increases of $2.0 million in prepaid FDIC insurance assessments, $1.1 million in accrued income tax receivable and $0.3 million in accounts receivable.  The FDIC prepaid insurance assessment covers the estimated premiums to be paid by the Bank through December 31, 2012.

Deposits.  Deposits increased $28.3 million, or 7.0%, to $430.4 million at March 31, 2010 from $402.1 million at September 30, 2009.  The increase was primarily due to the Bank’s efforts to remain competitive with all of its deposit offerings.  Money market deposit balances increased $13.7 million, certificates of deposit increased $10.7 million, savings account balances increased $2.7 million and NOW account balances increased $1.6 million compared to September 30, 2009. Non-interest bearing deposits decreased $0.4 million at March 31, 2010, compared to September 30, 2009.

Borrowed Funds.  Total funds borrowed from the FHLB of New York decreased $18.0 million, or 65.9%, to $9.3 million at March 31, 2010 from $27.3 million at September 30, 2009. Excess liquidity due to deposit growth was redeployed into reducing outstanding borrowings.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities decreased $2.0 million, or 24.2%, to $6.1 million at March 31, 2010 from $8.1 million at September 30, 2009.  This decrease was primarily due to a reduction in income tax payable of approximately $1.9 million due to a decrease in current taxable income.

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

A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2010, $10.1 million of our assets were invested in cash and due from banks.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans.  This activity may continue so long as it meets our operational and financial needs. However, pursuant to the directive we received from the OTS, except for commitments outstanding as of December 3, 2009, we will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.  In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements.  There were no certificates of deposit and short-term investment securities (maturing in less than three years) at March 31, 2010.  As of March 31, 2010 we had $9.3 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $56.6 million.

At March 31, 2010 we had $81.7 million in loan commitments outstanding, which included $64.7 million in undisbursed construction loans, $11.4 million in commercial real estate lines of credit, $4.3 million in unused home equity lines of credit and $1.3 million in one-to-four-family loans. Pursuant to the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction, or land loans without prior OTS approval.  Certificates of deposit due within one year of March 31, 2010 totaled $181.8 million, or 69.5%, of total certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects our customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at March 31, 2010 and September 30, 2009, as compared to the minimum regulatory capital requirements:
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2010:	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$83,658	13.7%	$48,742	8.0%	$60,928	10.0%
Tier I risk-based capital (to risk weighted assets)	73,089	12.0	24,371	4.0	36,557	6.0
Tangible capital (to tangible assets)	73,089	13.9	7,891	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	73,089	13.9	15,783	3.0	26,305	5.0

At September 30, 2009:
Total risk-based capital (to risk weighted assets)	$79,779	14.5%	$43,938	8.0%	$54,922	10.0%
Tier I risk-based capital (to risk weighted assets)	71,192	13.0	21,969	4.0	32,953	6.0
Tangible capital (to tangible assets)	71,192	13.8	7,760	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	71,192	13.8	15,521	3.0	25,868	5.0

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2010:

Commitment Expiration by Period
			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$1,267	$1,267	$--	$--	$--
Unused lines of credit, including undisbursed construction loans	80,419	61,218	11,636	2,242	5,323
Total	$81,686	$62,485	$11,636	$2,242	$5,323

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

The following tables set forth, for the periods indicated, certain information relating to the Company’s average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin.  It reflects the average yield on assets and the average cost of liabilities.  Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown.  Average balances are derived from daily or month-end balances as available.  Management does not believe that using average monthly balances instead of average daily balances represents a material difference in information presented.  The average balance of loans includes loans on which the Company has discontinued accruing interest.  The average yield and cost include fees, which are considered adjustments to yields (dollars in thousands).

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended March 31,
		2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans (1)	$438,309	$6,907	6.30%	$407,550	$7,408	7.27%
Mortgage-backed securities (2)	68,347	862	5.04	80,200	947	4.72
Investment securities and other interest-earning assets (2)	9,705	82	3.43	7,791	72	3.71
Total interest-earning assets	516,361	7,851	6.07	495,541	8,427	6.80

Non interest-earning assets	12,893			20,707
Total assets	$529,254			$516,248

Interest-bearing liabilities:

Savings accounts	$63,111	92	0.59	$58,784	149	1.01
Money market/NOW accounts	85,232	250	1.19	60,694	247	1.63
Certificates of deposit	262,158	1,608	2.49	227,353	2,064	3.63
Total interest-bearing deposits	410,501	1,950	1.93	346,831	2,460	2.84
Borrowings	8,868	51	2.33	52,944	95	0.72
Total interest-bearing liabilities	419,369	2,001	1.94	399,775	2,555	2.56

Non interest-bearing liabilities:	28,426			29,610
Total liabilities	447,795			429,385

Stockholders’ equity	81,459			86,863
Total liabilities & stockholders’ equity	$529,254			$516,248

Net interest income		$5,850			$5,872

Average interest rate spread			4.13%			4.24%

Net interest-earning assets	$96,992			$95,766

Net interest margin			4.53%			4.74%

Ratio of average interest-earning assets to interest-bearing liabilities			123.13%			123.95%

(1) Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2) These amounts represent net amounts after OTTI charges.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Six months ended March 31,
		2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans (1)	$435,775	$14,095	6.47%	$395,551	$14,580	7.37%
Mortgage-backed securities (2)	70,664	1,772	5.02	80,107	1,872	4.67
Investments securities and other interest-earning assets (2)	8,996	174	3.88	8,480	150	3.55
Total interest-earning assets	515,435	16,041	6.22	484,138	16,602	6.86

Non interest-earning assets	12,016			20,894
Total assets	$527,451			$505,032

Interest-bearing liabilities:

Savings accounts	$62,189	193	0.62	$57,897	301	1.04
Money market/NOW accounts	81,960	512	1.25	59,472	536	1.80
Certificates of deposit	258,847	3,310	2.56	221,442	4,123	3.72
Total interest-bearing deposits	402,996	4,015	2.00	338,811	4,960	2.93
Borrowings	13,543	105	1.55	49,319	217	0.88
Total interest-bearing liabilities	416,539	4,120	1.98	388,130	5,177	2.67

Non interest-bearing liabilities	28,567			30,042
Total liabilities	445,106			418,172

Stockholders’ equity	82,345			86,860
Total liabilities & stockholders’ equity	$527,451			$505,032

Net interest income		$11,921			$11,425

Average interest rate spread			4.24%			4.19%

Net interest-earning assets	$98,896			$96,008

Net interest margin			4.62%			4.72%

Ratio of average interest-earning assets to interest-bearing liabilities			123.74%			124.74%

(1) Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2) These amounts represent net amounts after OTTI charges.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income.  Net income decreased $4.2 million, or 291.0%, to a net loss of $2.8 million for the three months ended March 31, 2010 from net income of $1.4 million for the three months ended March 31, 2009.  The primary reasons for the decrease were the increase in the provision for loan losses of $6.8 million, to $6.9 million for the three months ended March 31, 2010 from $0.1 million for the three months ended March 31, 2009 and an increase in other-than-temporary impairment of securities of $0.6 million, to $0.9 million for the three months ended March 31, 2010 from $0.3 million for the three months ended March 31, 2009, which was partially offset by a reduction in  income tax expense of $3.3 million due to an income tax benefit of $2.4 million for the three months ended March 31, 2010, compared to an income tax expense of $0.8 million for the three months ended March 31, 2009.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses remained unchanged at $5.9 million for the three months ended March 31, 2010 and 2009.  The Bank’s net interest rate spread decreased eleven basis points to 4.13% for the three months ended March 31, 2010, compared to 4.24% for the three months ended March 31, 2009.  The Bank’s net interest margin decreased 21 basis points to 4.53% for the three months ended March 31, 2010, compared to 4.74% for the three months ended March 31, 2009.

Interest Income.  Interest income decreased $0.6 million, or 6.8%, for the three months ended March 31, 2010 from $8.4 million for the three months ended March 31, 2009 to $7.8 million. Interest income on loans decreased $0.5 million, or 6.8%, to $6.9 million for the quarter ended March 31, 2010 from $7.4 million for the quarter ended March 31, 2009. Interest on construction loans increased $0.7 million offset by decreases of $1.1 million in multi-family and commercial real estate loan income and $0.1 million in one-to-four-family loan income.  The average balance of the loan portfolio increased $30.8 million, or 7.5%, to $438.3 million for the three months ended March 31, 2010 from $407.5 million for the three months ended March 31, 2009. The average yield on loans decreased 97 basis points to 6.30% for the three months ended March 31, 2010, from 7.27% for the three months ended March 31, 2009. Interest income on mortgage-backed securities decreased $0.1 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The average balance of the mortgage-backed securities portfolio decreased $11.9 million, or 14.8%, to $68.3 million at March 31, 2010 from $80.2 million at March 31, 2009.  The average yield on mortgage-backed securities increased 32 basis points to 5.04% for the quarter ended March 31, 2010, compared to 4.72% for the quarter ended March 31, 2009.  Interest income on investment securities and other interest-earning assets remained flat at $0.1 million for the three months ended March 31, 2010 and 2009.  The average balance of investment securities and other interest-earning assets increased $1.9 million, or 24.6%, to $9.7 million for the quarter ended March 31, 2010 from $7.8 million for the quarter ended March 31, 2009. The average yield on investment securities and other interest-earning assets decreased 28 basis points to 3.43% for the three months ended March 31, 2010, compared to 3.71% for the three months ended March 31, 2009.

Interest Expense.  Interest expense decreased $0.6 million, or 21.7%, to $2.0 million for the three months ended March 31, 2010, compared to $2.6 million for the three months ended March 31, 2009.  Interest expense on deposits decreased $0.5 million, or 20.7%, to $2.0 million for the quarter ended March 31, 2010, compared to $2.5 million for the quarter ended March 31, 2009.  Interest expense on FHLB borrowings remained flat at $0.1 million for the three months ended March 31, 2010 and 2009.  The decrease in total interest expense was primarily the result of a 91 basis point decrease in the average cost of interest-bearing deposits, to 1.93% for the three months ended March 31, 2010, compared to 2.84% for the three months ended March 31, 2009 as well as a $44.0 million decrease in the average balance of FHLB borrowings, from $52.9 million for the quarter ended March 31, 2009 to $8.9 million for the quarter ended March 31, 2010.  The decrease in total interest expense was partially offset by a $63.7 million increase in the average balance of interest-bearing deposits, to $410.5 million for the quarter ended March 31, 2010, from $346.8 million for the quarter ended March 31, 2009 and a 161 basis point increase in the average cost of FHLB borrowings, to 2.33% for the three months ended March 31, 2010, compared to the average cost of 0.72% for the three months ended March 31, 2009.  The average cost of total interest-bearing liabilities decreased 62 basis points to 1.94% for the three months ended March 31, 2010, from 2.56% for the three months ended March 31, 2009.

Provision for Loan Losses. The Company provided $6.9 million in loan loss provision for the second quarter of fiscal 2010, an increase of $6.8 million compared to a $0.1 million loan loss provision in the prior year period. The $6.9 million provision for the three month period ended March 31, 2010 reflects increases of $1.4 million in allocated loss allowances for criticized assets and $5.5 million in the general loss allowance. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, real estate values and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $6.9 million provision for loan losses was warranted for the three months ended March 31, 2010. Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Non-interest Income. Non-interest income decreased $0.7 million, or 346.8%, to a loss of $0.5 million for the three months ended March 31, 2010 from a gain of $0.2 million for the three months ended March 31, 2009.  The decrease was primarily due to an increase in the impairment charge of $0.6 million, or 220.3%, to $0.9 million for the three months ended March 31, 2010, from $0.3 million for the three months ended March 31, 2009.

Non-interest Expense.  Non-interest expense decreased  $0.1 million, or 2.3%, to $3.6 million for the three months ended March 31, 2010, from $3.7 million for the three months ended March 31, 2009.  The decrease resulted primarily from a decrease in compensation and employee benefits of $0.5 million offset by increases in professional fees and FDIC insurance of $0.3 million and $0.1 million, respectively.

Income Taxes. Income tax expense decreased  $3.3 million, or 388.1%, to a benefit of  $2.4 million for the three months ended March 31, 2010, compared to an expense of $0.9 million for the three months ended March 31, 2009.  The reason for this decrease was the loss before provision for income taxes.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

Net Income.  Net income decreased $4.1 million, or 168.2%, to a net loss of $1.7 million for the six months ended March 31, 2010 from net income of $2.4 million for the six months ended March 31, 2009.  The primary reasons for the decrease were the increases in the provision for loan losses of $7.1 million and the loss on impairment of investment securities of $0.4 million, partially offset by an increase in net interest income of $0.6 million.  Income tax expense decreased $3.1 million for the six months ended March 31, 2010, compared to the same period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $0.5 million, or 4.3%, to $11.9 million for the six months ended March 31, 2010 from $11.4 million for the six months ended March 31, 2009.  The increase in net interest income resulted primarily from a sharp decrease in the average cost of interest-bearing deposits from 2.93% for the six months ended March 31, 2009 to 2.00% for the six months ended March 31, 2010. The average balance of interest-bearing deposits increased by 18.9%, from $338.8 million for the six months ended March 31, 2009 to $403.0 million for the six months ended March 31, 2010. The Bank’s net interest rate spread increased five basis points to 4.24% for the six months ended March 31, 2010, compared to 4.19% for the six months ended March 31, 2009.  The Bank’s net interest margin decreased ten basis points to 4.62% from 4.72% for the comparative periods.

Interest Income.  Interest income decreased $0.6 million, or 3.4%, to $16.0 million for the six months ended March 31, 2010 from $16.6 million for the six months ended March 31, 2009.  Interest income on loans decreased $0.5 million, or 3.4%, to $14.1 million for the six months ended March 31, 2010 from $14.6 million for the six months ended March 31, 2009.  Interest on construction loans increased $1.5 million, which was offset by decreases of $1.7 million in multi-family and commercial real estate loan income and $0.3 million in one-to-four-family loan income.  The average balance of the loan portfolio increased $40.2 million, or 10.2%, to $435.8 million for the six months ended March 31, 2010 from $395.6 million for the six months ended March 31, 2009. The average yield on loans decreased 90 basis points to 6.47% for the six months ended March 31, 2010, from 7.37% for the six months ended March 31, 2009. Interest income on mortgage-backed securities decreased $0.1 million, or 5.3%, for the six months ended March 31, 2010, compared to the same period last year. The average balance of mortgage-backed securities decreased $9.4 million, however the average yield increased by 35 basis points, from 4.67% for the six months ended March 31, 2009 to 5.02% for the six months ended March 31, 2010.   Interest income on investment securities and other interest-earning assets was flat for the six months ended March 31, 2010, compared to the same period last year. The average balance on investment securities and other interest-earning assets increased $0.5 million, or 6.1%, to $9.0 million for the six months ended March 31, 2010 from $8.5 million for the six months ended March 31, 2009. The average yield on investment securities and other interest-earning assets increased 33 basis points to 3.88% for the six months ended March 31, 2010, compared to 3.55% for the six months ended March 31, 2009.

Interest Expense.  Interest expense decreased $1.1 million, or 20.4%, to $4.1 million for the six months ended March 31, 2010, compared to $5.2 million for the six months ended March 31, 2009.  Interest expense on deposits decreased $0.9 million, or 19.1%, to $4.0 million for the six months ended March 31, 2010, compared to $4.9 million for the six months ended March 31, 2009.  Interest expense on FHLB borrowings decreased to $0.1 million for the six months ended March 31, 2010 from $0.2 million for the six months ended March 31, 2009.  The decrease in total interest expense was primarily the result of a 93 basis point decrease in the average cost of interest-bearing deposits, from 2.93% for the six months ended March 31, 2009 to 2.00% for the six months ended March 31, 2010. The average balance of interest-bearing deposits increased by $64.2 million, from $338.8 million for the six months ended March 31, 2009 to $403.0 million for the six months ended March 31, 2010.  The average cost of FHLB borrowings increased 67 basis points, however the average balance decreased $35.8 million, or 72.5%, from the six months ended March 31, 2009, compared to the six months ended March 31, 2010.  The average cost of total interest-bearing liabilities decreased 69 basis points to 1.98% for the six months ended March 31, 2010, from 2.67% for the six months ended March 31, 2009.

Provision for Loan Losses. The Company provided $8.0 million in loan loss provision for the six months ended March 31, 2010, an increase of $7.1 million, or 847.3%, compared to a $0.9 million loan loss provision in the  prior year period for the same reasons noted in the “Provision for Loan Losses” discussion for the three months ended March 31, 2010.  Based upon the Company’s evaluation, the $8.0 million recognized in the loan loss provision for the six month period ended March 31, 2010 reflecting increases of $2.0 million in specific loss allowances for criticized assets and $6.0 million in a general loss allowance was warranted.  Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Non-interest Income. Non-interest income decreased $0.6 million, or 298.4%, to a loss of $0.4 million for the six months ended March 31, 2010 from a gain of $0.2 million for the six months ended March 31, 2009.  The decrease was primarily due to an increase in the impairment charge of $0.4 million, or 43.3%, to $1.3 million for the six months ended March 31, 2010, from $0.9 million for the six months ended March 31, 2009. Banking fees and service charges decreased $0.1 million, or 22.7%, from $0.6 million for the six months ended March 31, 2009 to $0.5 million for the six months ended March 31, 2010.

Non-interest Expense.  Overall non-interest expense was virtually unchanged, at $6.9 million for the six months ended March 31, 2010 and 2009.  Compensation and employee benefits decreased $0.6 million, or 13.2%, offset by increases in professional fees of $0.3 million, or 134.8%, and in FDIC insurance of $0.2 million, or 403.3%.

Income Taxes. Income tax expense decreased $3.1 million, or 218.7%, to a benefit of $1.7 million for the six months ended March 31, 2010, from an expense of $1.4 million for the six months ended March 31, 2009.  The reason for this decrease was the loss before provision for income taxes.

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

The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates.  During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank’s certificates of deposit.  By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates.  However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments.  Thus, during the recent environment of decreased interest rates, the Bank’s strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments.  Management intends to lengthen the maturity of the Company’s interest-earning assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.  There have been no material changes in the Company’s interest rate risk since September 30, 2009.

ITEM 4T.          CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2010.  Our conclusion was primarily related to the methodologies we used to assess the adequacy of the allowance for loan losses.  We concluded that those methodologies relied too heavily on subjective factors, and did not adequately take into account directional trends. We have concluded that this is a material weakness in our internal controls over financial reporting.  The Company believes that the allowance for loan losses is adequate at March 31, 2010, but has taken corrective action to enhance its methodologies and policies and procedures.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the corrective action noted above.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.          RISK FACTORS

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009, as filed with the SEC on January 6, 2010 except as follows:

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure.  A bill passed by the House of Representatives (H.R. 4173) would eliminate our current primary federal regulator, the OTS, by merging the OTS into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would grant the Federal Reserve Board exclusive authority to regulate all bank and thrift holding companies.  If the House bill is enacted, the Company would become a holding company subject to supervision by the Federal Reserve Board, as opposed to the OTS, and would become subject to the Federal Reserve Board’s regulations and policies, including holding company capital requirements and the Federal Reserve Board’s policy regarding dividend waivers by mutual holding companies.  In particular, as a Federal mutual holding company chartered and regulated by the OTS, BFS Bancorp, MHC is permitted to waive the receipt of cash dividends declared by the Company.  The Federal Reserve Board’s current policy would prohibit a mutual holding company, such as BFS Bancorp, MHC, from waiving the receipt of cash dividends from the Company, which would adversely affect the Company’s capital position and ability to pay dividends.  There can be no assurance that the Federal Reserve Board’s policy would change as a result of any new legislation.

Under the Senate bill, the OTS would be eliminated and supervisory authority over federal savings associations would be transferred to the OCC.  Holding companies of national banks and federal savings associations with assets of less than $50 billion would be supervised and examined by the Office of the Comptroller of the Currency, and holding companies of state banks and state savings banks with assets of less than $50 billion would be supervised and examined by the FDIC.  However, under the Senate bill, rulemaking authority with respect to all holding companies would be transferred to the Federal Reserve Board.  Although the Senate bill would not directly subject savings and loan holding companies to regulation by the Federal Reserve Board, it is possible that regulations implemented in response to the legislation could subject savings and loan holding companies to more stringent regulation or policies, including holding company capital requirements and the Federal Reserve Board’s policy regarding dividend waivers by mutual holding companies.

Both the House bill and the Senate proposal would establish new government entities to write consumer protection rules and, in certain cases, to conduct examinations and implement enforcement actions relating to consumer protection. Compliance with new regulations and being supervised by one or more new regulatory agencies would likely increase our operating expenses.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of March 31, 2010, as evidenced by a material weakness that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of newly identified material weaknesses in internal controls. Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this interim report on Form 10-Q, management’s assessment of our internal control over financial reporting identified a material weakness as discussed in Item 4T. Controls and Procedures. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. See Item 4T. Controls and Procedures of this Form 10-Q for remediation status of the material weakness identified. However, there can be no assurance that additional material weaknesses will not be identified in the future or that our remediation measures will be effective in mitigating or preventing these specific material weaknesses. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We may continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we may continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The Company repurchased 1,336 shares of Common Stock in the quarter ended March 31, 2010.  Through September 30, 2009, the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through March 31, 2010, the Company has repurchased 106,600 shares at an average cost of $11.44 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2010 through January 31, 2010	1,336	$8.88	594,792	$780,559
February 1, 2010 through February 28, 2010	-	-	-	-
March 1, 2010 through March 31, 2010	-	-	-	-
Total	1,336	$8.88	594,792	$780,559

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (RESERVED)

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

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: May 17, 2010	/s/ Richard A. Kielty
President and Chief Executive Officer

Date: May 17, 2010	/s/ Michael A. Trinidad
Vice President and
Chief Financial Officer