Form 10-Q
period 2010-06-30
Brooklyn Federal Bancorp, Inc.
filed 2010-08-16
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,889,344
Class	Outstanding at August 16, 2010

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

	June 30,	September 30,
Assets	2010	2009
Cash and due from banks (including interest-earning balances of $5,553 and $2,102, respectively)	$8,950	$3,472
Securities:
Available-for-sale	74,597	3,305
Held-to-maturity (estimated fair value of $59,334 at September 30, 2009)	-	66,201
Total securities	74,597	69,506
Loans receivable	422,847	430,435
Less: Allowance for loan losses	21,767	10,750
Loans receivable, net	401,080	419,685
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,970	2,382
Bank owned life insurance	9,790	9,511
Accrued interest receivable	2,187	2,799
Premises and equipment, net	1,853	2,030
Deferred tax asset	20,092	10,330
Prepaid expenses and other assets	3,839	1,730
Total assets	$524,358	$521,445

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,861	$16,595
Interest-bearing deposits	155,844	134,664
Certificates of deposit	255,428	250,811
Total deposits	428,133	402,070
Borrowings	15,200	27,300
Advance payments by borrowers for taxes and insurance	1,595	2,142
Accrued expenses and other liabilities	6,257	8,059
Total liabilities	451,185	439,571
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,889,344 and 12,890,754 outstanding, respectively	135	135
Additional paid-in capital	43,135	43,112
Retained earnings - substantially restricted	40,656	52,671
Treasury shares - at cost, 594,866 shares and 593,456 shares, respectively	(7,720)	(7,707)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,275)	(2,394)
Unallocated shares of the stock-based incentive plan	(297)	(417)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(461)	(3,526)
Total stockholders’ equity	73,173	81,874
Total liabilities and stockholders’ equity	$524,358	$521,445

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Interest income:
Loans	$6,292	$7,800	$20,387	$22,380
Mortgage-backed securities	822	924	2,594	2,796
Other securities and interest-earning assets	55	96	229	246
Total interest income	7,169	8,820	23,210	25,422

Interest expense:
Deposits	1,757	2,313	5,772	7,273
Borrowings	68	64	173	281
Total interest expense	1,825	2,377	5,945	7,554

Net interest income before provision for loan losses	5,344	6,443	17,265	17,868
Provision for loan losses	8,790	376	16,747	1,216
Net interest (loss) income after provision for loan losses	(3,446)	6,067	518	16,652

Non-interest income:
Loss on other than temporary impairment (“OTTI”) of securities	(10,305)	(2,300)	(11,546)	(3,166)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	2,078	-	2,078
Net loss on OTTI recognized in earnings	(10,305)	(222)	(11,546)	(1,088)
Banking fees and service charges	178	427	662	1,053
Net gain on sale of loans held-for-sale	91	92	185	222
Other	155	161	445	459
Total non-interest (loss) income	(9,881)	458	(10,254)	646

Non-interest expense:
Compensation and employee benefits	1,937	2,052	5,996	6,727
Occupancy and equipment	444	444	1,340	1,293
FDIC Insurance	263	486	565	546
Professional fees	259	83	853	336
Data processing fees	165	177	495	553
Other	418	318	1,161	1,040
Total non-interest expense	3,486	3,560	10,410	10,495

(Loss) income before income tax expense	(16,813)	2,965	(20,146)	6,803
Income tax (benefit) expense	(7,469)	1,226	(9,148)	2,640
Net (loss) income	$(9,344)	$1,739	$(10,998)	$4,163
(Loss) earnings per common share:
Basic	$(0.74)	$0.14	$(0.87)	$0.33
Diluted	$(0.74)	$0.14	$(0.87)	$0.33
Average common shares outstanding:
Basic	12,631,821	12,608,619	12,623,577	12,648,701
Diluted	12,631,821	12,610,748	12,623,577	12,653,142

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at September 30, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive loss:
Net loss	--	--	(10,998)	--	--	--	--	(10,998)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $2,668	--	--	--	--	--	--	(3,396)	(3,396)
Loss on impairment of securities available-for-sale, net of income tax benefit of $5,085	--	--	--	--	--	--	6,461	6,461
Total comprehensive loss								(7,933)
Treasury stock purchased (1,336 shares)	--	--	--	(13)	--	--	--	(13)
Allocation of ESOP stock	--	(15)	--	--	119	--	--	104
Stock-based incentive plan expense	--	38	--	--	--	120	--	158
Dividends paid on common stock, $0.11 per share	--	--	(1,017)	--	--	--	--	(1,017)
Balance at June 30, 2010	$135	$43,135	$40,656	$(7,720)	$(2,275)	$(297)	$(461)	$73,173

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(10,998)	$4,163
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	104	147
Stock-based incentive plan expense	158	235
Depreciation and amortization	340	339
Provision for loan losses	16,747	1,216
Income from bank-owned life insurance	(264)	(277)
Gross loss on OTTI recognized in earnings	11,546	1,088
Amortization of servicing rights	38	147
Accretion of deferred loan fees, net	(505)	(299)
Accretion of discounts, net of amortization of premiums	(274)	(100)
Originations of loans held-for-sale	(5,337)	(76,942)
Proceeds from sales of loans held-for-sale	5,426	12,497
Principal repayments on loans held-for-sale	2	8,501
Net gain on sales of loans held-for-sale	(185)	(222)
Decrease (increase) in accrued interest receivable	612	(413)
Deferred income tax benefit	(11,918)	(1,437)
(Increase) decrease in prepaid expenses and other assets	(2,021)	783
(Decrease) increase in accrued expenses and other liabilities	(1,805)	2,285
Net cash provided by (used in) operating activities	1,666	(48,289)
Cash flows from investing activities:
Repayments in excess of loan originations	2,358	9,379
Principal repayments on mortgage-backed securities held-to-maturity	15,507	12,339
Principal repayments on mortgage-backed securities available-for-sale	94	--
Purchases of mortgage-backed securities held-to-maturity	(15,699)	(10,770)
Purchases of securities available-for-sale	(11,068)	(500)
Maturities of certificates of deposit	--	1,397
Net redemptions of FHLB stock	412	219
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(163)	(114)
Net cash (used in) provided by investing activities	(8,574)	11,935
Cash flows from financing activities:
Increase in deposits	26,063	51,933
Net decrease in short term borrowings	(17,100)	(13,800)
Proceeds from long term borrowings	5,000	2,000
Repayments of long term borrowings	--	(439)
Decrease in advance payments by borrowers for taxes and insurance	(547)	(1,005)
Purchases of treasury stock	(13)	(1,255)
Payment of cash dividend	(1,017)	(1,108)
Net cash provided by financing activities	12,386	36,326

Net increase (decrease) in cash and cash equivalents	5,478	(28)
Cash and cash equivalents at beginning of year	3,472	5,053
Cash and cash equivalents at end of period	$8,950	$5,025

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 30,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,941	$7,570
Taxes	4,440	3,188
Other:
Mortgage loans held-for-sale transferred to held-to-maturity	--	62,820
Securities held-to-maturity transferred to available-for-sale	71,017	--

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, and 3,967,500 shares to depositors resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At June 30, 2010, there were 12,889,344 total shares outstanding 71.8% of which were owned by BFS Bancorp, MHC.

Brooklyn Federal Savings Bank

The Bank is a federally chartered savings bank headquartered in Brooklyn, NY.  The Bank was originally founded in 1887.  We conduct our business from our main office and four branch offices.  All of our offices are located in New York State.  The telephone number at our main office is (718) 855-8500.

At June 30, 2010, the Bank had total assets of $523.4 million, total deposits of $431.3 million and stockholders’ equity of $66.8 million.  Our net loss for the three months and nine months ended June 30, 2010 was $9.3 million and $11.0 million, respectively.  Our principal business activity is originating mortgage loans secured by one-to-four-family residential real estate, multi-family real estate and commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposit, and emphasize personal and efficient service for our customers.

Note 2 - Basis of Presentation, Reclassifications, and Subsequent Events

A) Basis of Presentation

 The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2009, should be read in conjunction with these statements.

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

C) Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Consolidated Statements of Condition date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.  Based upon our evaluation, no events were identified which would be recorded in the interim financial statements,  except as noted in Note 5 – Securities and Note 8 – Subsequent Events.

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under Topic 310, Receivables.  The guidance amends existing disclosures to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio.  Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  Adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial condition.

Note 5 - Securities

Investments in securities at June 30, 2010 and September 30, 2009 are summarized as follows:

June 30, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Government agency	$9,254	$10	$(10)	$9,254
Government-sponsored enterprises	28,782	427	(90)	29,119
Private issuers	34,222	633	(1,808)	33,047
Mutual funds	3,159	18	-	3,177
Total securities available-for-sale	$75,417	$1,088	$(1,908)	$74,597

September 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mutual funds	$3,289	$16	$-	$3,305

	Amortized cost	Carrying cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government agency	$125	$125	$3	$(5)	$123
Government-sponsored enterprises	20,474	20,474	391	(2)	20,863
Private issuers	51,630	45,602	259	(7,513)	38,348
Total securities held-to-maturity	$72,229	$66,201	$653	$(7,520)	$59,334

The Company acquired all of its mortgage-backed securities (none resulted from retained interests in loans sold or securitized by the Company). At June 30, 2010, mortgage-backed securities issued by government-sponsored enterprises consisted of (i) Federal Home Loan Mortgage Corporation (“Freddie Mac”) securities with an amortized cost of $13.3 million (compared to $12.2 million at September 30, 2009) and an estimated fair value of $13.5 million (compared to $12.5 million at September 30, 2009) and (ii) Federal National Mortgage Association (“Fannie Mae”) securities with an amortized cost of $15.5 million (compared to $8.2 million at September 30, 2009) and an estimated fair value of $15.6 million (compared to $8.3 million at September 30, 2009).  These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at June 30, 2010. Government agency mortgage-backed securities represent securities issued by Government National Mortgage Association (“Ginnie Mae”).

During the three months ended June 30, 2010, the Company changed its intention regarding its mortgage-backed securities that were previously classified as held-to-maturity, due to the increased capital required to be held against these securities.  Based upon the change in intent, all of the Company’s held-to-maturity securities were transferred to available-for-sale.  The held-to-maturity securities transferred to available-for-sale were carried at an amortized cost of approximately $61.3 million (after previously recognized other-than-temporary-impairment  charges) and a fair value of $60.4 million on the date of transfer, with the net unrealized loss recorded in accumulated other comprehensive loss.  Subsequent to June 30, 2010 the Company sold 14 of these securities with no material additional loss or gain.  For the securities that were sold subsequent to June 30, 2010, the Company recorded other-than-temporary-impairment (“OTTI”) charges during the three and nine months ended June 30, 2010 totaling $9.6 million which was the difference between the book and market value at June 30, 2010.  The remaining OTTI charges of $0.7 million and $1.9 million during the three and nine months ended June 30, 2010, respectively, were for the securities referenced above prior to the reclassification of said securities from held-to-maturity to available-for-sale.

The Company recognized other-than-temporary impairment charges of $10.3 million and $11.5 million on securities for the three and nine month periods ended June 30, 2010, compared to $0.2 million and $1.1 million for the three and nine month periods ended June 30, 2009.  During the nine months ended June 30, 2009, in addition to the OTTI charges discussed above, the Company recognized OTTI charges primarily related to the private issuer mortgage-backed securities. The Company recognized an OTTI charge of $45,000 and $130,000 on its securities  investment in a mutual fund for the three and nine month periods ended June 30, 2010, compared to zero and $0.9 million for the three and nine month periods ended June 30, 2009.  The Bank’s investment in this mutual fund has been steadily losing value.  In addition, the fund implemented a temporary prohibition on cash redemptions, thereby lessening the ability of the Bank to dispose of its remaining $2.7 million investment in this asset.

At June 30, 2010, the Bank pledged securities having an amortized cost of $33.8 million, with an estimated fair value of $33.6 million, as collateral for advances from the Federal Home Loan Bank of New York.

The following table summarizes debt securities available-for-sale at estimated fair value by contractual final maturity as of June 30, 2010.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without a prepayment penalty.

	Amortized	Estimated
	cost	Fair Value
	(In thousands)
Mortgage-backed securities:
One year or less	$-	$-
Over one year through five years	172	177
Over five years through ten years	47,398	46,417
More than ten years	24,688	24,826
Total debt securities available-for-sale	$72,258	$71,420

The following table summarizes securities at June 30, 2010 and September 30, 2009 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

June 30, 2010	Less than 12 months		12 months or more		Total
	Estimated	Gross unrealized	Estimated	Gross unrealized	Estimated	Gross unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)

Government agency	$3,027	$(8)	$78	$(2)	$3,105	$(10)
Government-sponsored enterprises	10,735	(90)	-	-	10,735	(90)
Private issuers	2,673	(223)	13,276	(1,585)	15,949	(1,808)

Total temporarily impaired securities	$16,435	$(321)	$13,354	$(1,587)	$29,789	$(1,908)

September 30, 2009	Less than 12 months		12 months or more		Total
	Estimated	Gross unrealized	Estimated	Gross unrealized	Estimated	Gross unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)

Government agency	$-	$-	$104	$(5)	$104	$(5)
Government-sponsored enterprises	450	(1)	39	(1)	489	(2)
Private issuers	7,493	(152)	22,418	(7,361)	29,911	(7,513)

Total temporarily impaired securities	$7,943	$(153)	$22,561	$(7,367)	$30,504	$(7,520)

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI.  When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is not required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For mortgage-backed securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determines if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of June 30, 2010, the Company does not intend to sell the securities with an unrealized loss position in AOCL, except for the 14 private issuer securities referenced above, and it is likely that the Company will not be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of June 30, 2010.

U.S. Government Agency and Government Sponsored Enterprise Mortgage-backed Securities

The carrying value of the Company’s U.S. Government agency and Government sponsored mortgage-backed securities totaled $38.4 million at June 30, 2010 and comprised 51.4% of total investments and 7.3% of total assets as of that date.  At June 30, 2010, there were twelve securities of this type in an unrealized loss position for less than 12 months and two securities of this type in an unrealized loss position for 12 months or longer.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies, such as Ginnie Mae, which guarantees the contractual cash flows associated with those securities and U.S. government-sponsored entities such as Fannie Mae and Freddie Mac, each of which carried the implicit guarantee of the U.S. government to guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac each were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of those agencies, thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

In light of the factors noted above, the Company does not consider its U.S. Government agency and Government sponsored mortgage-backed securities with unrealized losses at June 30, 2010 to be “other-than-temporarily” impaired as of that date.

Private Issuer Mortgage-backed Securities

The carrying value of the Company’s private issuer mortgage-backed securities totaled $33.0 million at June 30, 2010 and comprised 44.3% of total investments and 6.3% of total assets as of that date.  At June 30, 2010, there was one security of this type in an unrealized loss position for less than 12 months and 10 securities of this type in an unrealized loss position for 12 months or longer.

In addition, the Company has subsequently sold 14 of its private issuer mortgage-backed securities with a carrying value of $6.7 million.  These securities were marked to market at June 30, 2010 through an OTTI charge as the Company’s intention regarding these securities changed.

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

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and recognition that we will not be required to sell any of our private issuer mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to their amortized cost. More specifically, as of June 30, 2010, the Company has no intention to sell the securities, with the exception of the 14 private issuer mortgage-backed securities referenced above. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity and capital position as of that date.

The following table presents a roll-forward of the credit loss component of OTTI on private issuer mortgage-backed securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the three and nine months ended June 30, 2010.  OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months ended June 30, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of April 1, 2010	$10,017	$3,180	$6,837
Add: Initial other-than-temporary credit losses	4,001	4,001	-
Additional other-than-temporary credit losses	(578)	6,259	(6,837)
Ending balance as of June 30, 2010	$13,440	$13,440	$-

For the Three Months ended June 30, 2009	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of April 1, 2009	$-	$-	$-
Add: Initial other-than-temporary credit losses	2,300	222	2,078
Additional other-than-temporary credit losses	-	-	-
Ending balance as of June 30, 2009	$2,300	$222	$2,078

For the Nine Months ended June 30, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	4,955	4,179	776
Additional other-than-temporary credit losses	400	7,237	(6,837)
Ending balance as of June 30, 2010	$13,440	$13,440	$-

For the Nine Months ended June 30, 2009	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2008	$-	$-	$-
Add: Initial other-than-temporary credit losses	2,300	222	2,078
Additional other-than-temporary credit losses	-	-	-
Ending balance as of June 30, 2009	$2,300	$222	$2,078

Note 6 – Allowance for Loan Losses

The following table summarizes the activity in allowance for loan losses for the nine month period ended June 30, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	June	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	171	-
Multi-family	1,218	-
Commercial real estate	2,929	-
Construction	254	-
Land	1,130	-
Consumer and other	35	-
Recoveries	(7)	-
Net charge-offs	5,730	-

Provision for loan losses	16,747	8,545

Balance at end of period	$21,767	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	1.77%	0.00%
Allowance for loan losses to total loans at end of period	5.15%	2.50%

 Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At June 30, 2010, $99.4 million of our loans net of specific allowances, or 23.5% of our total loans, compared to $22.1 million, or 5.13% at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  At June 30, 2010, loans modified in a troubled debt restructuring totaled $38.0 million.  One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $37.6 million is in non-accrual status, and included in the table below.  However, of the $37.6 million, $32.8 million are performing in accordance with their modified terms.     The sharp and prolonged downturn in the real estate market has resulted in a deterioration of the Company’s loans receivable portfolio, which in turn has caused increases in non-performing loans, particularly in our multi-family, commercial real estate and construction loan portfolios.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	June 30,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$-	$-
Multi-family	31,456	902
Commercial real estate	47,170	15,623
Construction	4,588	832
Land	5,449	4,722
Total non-accrual loans	88,663	22,079

Loans past maturity and still accruing	10,775	-
Total non-performing assets	$99,438	$22,079

Ratios:
Total non-performing loans to total loans	23.52%	5.13%
Total non-performing loans to total assets	18.96%	4.23%
Total non-performing assets to total assets	18.96%	4.23%

For the three and nine months ended June 30, 2010, there was $1.3 million and $4.4 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2010 and September 30, 2009 are as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	June 30, 2010	Assets	Inputs	Inputs
Securities available-for-sale	$74,597	$3,177	$71,420	$-

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2009	Assets	Inputs	Inputs
Securities available-for-sale	$3,305	$3,305	$-	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at June 30, 2010 and September 30, 2009 is as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	June 30, 2010	Assets	Inputs	Inputs
Impaired loans	$106,071	$-	$-	$106,071
Impaired securities	6,687	-	6,687	-

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2009	Assets	Inputs	Inputs
Impaired loans	$17,880	$-	$-	$17,880
Impaired securities	724	-	724	-

A description of the methods and significant assumptions utilized in estimating the fair value of impaired assets follows:

Impaired loans – The Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon current independent third party appraisals of the properties for collateral dependent loans, or if recent appraisals are not available on discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less their specific valuation allowances.

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

  The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and due from banks	$8,950	$8,950	$3,472	$3,472
Securities available-for-sale	74,597	74,597	3,305	3,305
Securities held-to-maturity	-	-	66,201	59,334
Loans receivable, net	401,080	402,357	419,685	421,085
FHLB stock	1,970	1,970	2,382	2,382

Financial liabilities:
Deposits	428,133	432,685	402,070	405,548
Borrowings	15,200	15,521	27,300	27,390

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments at June 30, 2010 and September 30, 2009:

(a)	Cash and Due from Banks

The estimated fair values of cash and due from banks are assumed to equal the carrying values, as these balances are due on demand.

(b)	Securities Available-for-Sale and Held-to-Maturity

The estimated fair values for mutual fund securities available-for-sale were based principally on quoted market prices (Level 1 inputs).  The fair values of all other securities available-for-sale and all held-to-maturity (carried at amortized cost) securities were primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The fair values of non-performing mortgage loans and consumer loans were based on recent collateral appraisals for collateral dependent loans, or if recent appraisals are not available, on management’s analysis of estimated cash flows based upon expected proceeds discounted at rates commensurate with the credit risk involved.

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

Fair values of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the creditworthiness of the parties. The estimated fair values of commitments outstanding as of June 30, 2010 and September 30, 2009 were not considered significant and are not included in the above table.

Note 8 – Subsequent Events

As previously disclosed, in connection with its most recent examination of the Bank, the Office of Thrift Supervision (the “OTS”) issued a supervisory directive that the Bank cease originating new construction loans or commercial real estate loans, except for any legally binding commitments outstanding at December 3, 2009.  In addition, the OTS designated  the Bank as being in “troubled condition”, for purposes of imposing certain regulatory restrictions including, without limitation,  that the Bank:

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

The Company received a proposed supervisory agreement from the OTS dated August 9, 2010, which we expect to enter into once it is reviewed and finalized.  In addition to the restrictions listed above, the supervisory agreement will require the Company and BFS Bancorp, MHC to submit a written financial plan to address its present and future capital needs and the Bank to submit an updated comprehensive business plan, develop a plan to lessen its credit concentration, strengthen its credit administration and loan loss policies, procedures and practices and develop a plan to reduce its level of problem assets, among other requirements.  The proposed supervisory agreement states that the Company shall not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the Regional Director in accordance with applicable regulations and regulatory guidance. We cannot anticipate what, if any, additional requirements that the OTS may impose.

The Company has completed the sale of 14 private issuer mortgage-backed securities as referenced in Note 5- Securities.

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

The fair value of the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities has been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In addition, the fund implemented a temporary prohibition on cash redemptions, lessening the ability of the Bank to dispose of its remaining $2.7 million investment in this asset. During the nine month period ended June 30, 2010, we concluded that this available-for-sale investment did incur an other-than-temporary impairment totaling $0.1 million and the Bank charged current earnings for the impairment.

Regarding the debt securities available-for-sale and held-to-maturity, which are composed completely of mortgage-backed securities, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred.  In the event of an other-than-temporary impairment loss, only the amount of impairment associated with the credit loss is recognized in earnings.  An other-than-temporary impairment loss relating to factors other than credit losses is recorded in accumulated other comprehensive loss.  For the debt securities held-to-maturity at September 30, 2009, we concluded that  the unrealized loss was temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities and did not incur an other-than-temporary impairment.  For the debt securities available-for-sale at both June 30, 2010 and September 30, 2009, we concluded that a portion of the unrealized loss was temporary in nature due to marketability and market interest rates and not the underlying credit quality of the issuers of the securities and did not incur an other-than-temporary impairment. The Bank charged current earnings for the impairment related to credit losses for the debt securities available for sale totaling $10.3 million and $11.4 million for the three and nine month periods ended June 30, 2010, respectively. No accumulated other comprehensive loss is recorded since these debt securities have been designated to be sold and the unrealized losses have therefore been recognized through an OTTI impairment charge.

We have the intent to hold the remaining debt securities and it is unlikely that we will be required to sell these investments prior to the time necessary to recover the amortized costs.  Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Overview.  Total assets increased $3.0 million, or 0.6%, to $524.4 million at June 30, 2010 from $521.4 million at September 30, 2009.  This increase was primarily due to increases in cash and due from banks as a result of growth in deposits, securities, deferred tax asset and prepaid expenses and other assets, offset by decreases to loans receivable, FHLB stock and accrued interest receivable.  In addition, the growth in the deposit base was used to pay down $12.1 million in borrowings.

Cash and Due From Banks.  Cash and due from banks increased $5.5 million, or 157.8%, to $9.0 million at June 30, 2010 from $3.5 million at September 30, 2009.

Securities.  Investment securities increased $5.1 million, or 7.3%, to $74.6 million at June 30, 2010 from $69.5 million at September 30, 2009.  This increase was primarily due to purchases of $26.8 million, partially offset by repayments of mortgage-backed securities of approximately $15.6 million and the recording of an other-than-temporary impairment of approximately $11.5 million.  During the nine months ended June 30, 2010, the Company’s intent in relation to the private-issuer mortgage-backed securities changed as noted in Note 5 - Securities.

 Net Loans.  Loans before allowance for loan losses decreased $7.6 million, or 1.8%, to $422.8 million at June 30, 2010 from $430.4 million at September 30, 2009, primarily due to decreases in multi-family loans of $12.9 million, commercial real estate loans of $8.0 million, one-to-four family loans of $4.7 million and land loans of $3.5 million offset in part by an increase in construction loans of $19.8 million. We expect nominal loan growth for the foreseeable future since, under the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at June 30, 2010 we classified $56.3 million of our assets as special mention or potential problem loans compared to $56.4 million at September 30, 2009.   Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.

At June 30, 2010 we classified $106.1 million of loans as substandard compared to $54.4 million at September 30, 2009.  Substandard loans include $99.4 million of non-performing loans, of which $88.7 million are non-accrual loans and $10.7 million are loans contractually past maturity date for which we continue to accrue interest. Of the $88.7 million in non-accrual loans, $32.8 million are TDR’s and are performing in accordance with their modified terms. We have evaluated each substandard loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $70.3 million of such substandard loans did not require an allowance as of June 30, 2010 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan.  The Company believes that as of June 30, 2010 the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio. There can be no assurances that additional provision for loan losses will not be required in future periods.

Net charge-offs totaled $5.7 million for the nine months ended June 30, 2010 compared to none for the nine months ended June 30, 2009.  Annualized net charge-offs represented 1.77% of average loans for the nine months ended June 30, 2010.

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

The following table summarizes the activity in allowance for loan losses for the nine month period ended June 30, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	June	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	171	-
Multi-family	1,218	-
Commercial real estate	2,929	-
Construction	254	-
Land	1,130	-
Consumer and other	35	-
Recoveries	(7)	-
Net charge-offs	5,730	-

Provision for loan losses	16,747	8,545

Balance at end of period	$21,767	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	1.77%	0.00%
Allowance for loan losses to total loans at end of period	5.15%	2.50%

The Company provided $16.7 million in loan loss provision for the nine months ended June 30, 2010, an increase of $15.5 million, compared to a $1.2 million provision in the same prior year period. The $16.7 million recognized in the provision for the nine month period ended June 30, 2010 reflects $3.1 million in allocated loss allowance for criticized assets and $13.6 million in a general loss allowance.  The increase in the general allowance for loan losses is due to the increasing trend in substandard loans caused by the economic downturn in our real estate market as evidenced by the increase in non-performing loans from $22.1 million at September 30, 2009 to $99.4 million at June 30, 2010.  The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $16.7 million provision for loan losses was warranted for the nine months ended June 30, 2010.

At June 30, 2010 and September 30, 2009, the Bank’s allowance for loan losses was $21.8 million and $10.8 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 21.89% at June 30, 2010, compared to 48.69% at September 30, 2009.

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

Non-Performing Loans. Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At June 30, 2010, $99.4 million of our loans net of specific allowances, or 23.52%, of our total loans, compared to $22.1 million, or 5.13%, at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a TDR, or troubled debt restructuring.  If a TDR, at the time of its modification, is current, or performing, it will remain in accrual status, so long as the borrower continues to perform in accordance with the modified terms.  If a TDR, at the time of its modification, is not performing, the loan will remain in non-accrual status until such time that the borrower has demonstrated the ability to perform in accordance with the modified terms, usually six months. At June 30, 2010, loans modified in a troubled debt restructuring totaled $38.0 million.  One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of  $37.6 million is in non-accrual status, and included in the table below.  However, of the $37.6 million, $32.8 million are performing in accordance with their modified terms.   The sharp downturn in the real estate market has resulted in a deterioration of the Company’s loans receivable portfolio, which in turn has caused increases in non-performing loans, particularly in our multi-family, commercial real estate and construction loan portfolios.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	June 30,	September 30,
	2010	2009

Non-accrual loans:
Multi-family	$31,456	$902
Commercial real estate	47,170	15,623
Construction	4,588	832
Land	5,449	4,722
Total non-accrual loans	88,663	22,079

Loans past maturity and still accruing	10,775	-
Total non-performing assets	$99,438	$22,079

Ratios:
Total non-performing loans to total loans	23.52%	5.13%
Total non-performing loans to total assets	18.96%	4.23%
Total non-performing assets to total assets	18.96%	4.23%

For the three and nine months ended June 30, 2010, there was $1.3 million and $4.4 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

Federal Home Loan Bank of New York Stock.  FHLB stock decreased $0.4 million, or 17.3%, to $2.0 million at June 30, 2010 from $2.4 million at September 30, 2009.  This decrease was primarily due to the decrease in FHLB borrowings, which triggered redemptions of FHLB stock. We have evaluated the FHLB stock for impairment as of June 30, 2010, concluding there was no impairment.

Deferred Tax Asset.  Deferred tax asset increased $9.8 million, or 94.8%, to $20.1 million at June 30, 2010 from $10.3 million at September 30, 2009.  The elevated levels of the Company’s allowance for loan losses and OTTI have been the contributing factors to this marked increase.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $2.1 million, or 121.9%, to $3.8 million at June 30, 2010 from $1.7 million at September 30, 2009.  The increase was due primarily to an increase of $1.7 million in prepaid FDIC insurance assessments.  The FDIC prepaid insurance assessment covers the estimated premiums to be paid by the Bank through December 31, 2012.

Deposits.  Total deposits increased $26.0 million, or 6.5%, to $428.1 million at June 30, 2010 from $402.1 million at September 30, 2009.  The increase in interest-bearing deposits was primarily due to the Bank’s efforts to remain competitive with all of its deposit offerings.  Money market deposit balances increased $15.3 million, certificates of deposit increased $4.6 million, savings account balances increased $3.9 million and NOW account balances increased $1.9 million compared to September 30, 2009. Non-interest bearing deposits increased $0.3 million at June 30, 2010, compared to September 30, 2009.

Borrowed Funds.  Total funds borrowed from the FHLB of New York decreased $12.1 million, or 44.3%, to $15.2 million at June 30, 2010 from $27.3 million at September 30, 2009.  Excess liquidity due to deposit growth was redeployed into reducing outstanding borrowings.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities decreased $1.8 million, or 22.4%, to $6.3 million at June 30, 2010 from $8.1 million at September 30, 2009.  This decrease was primarily due to a reduction in income tax payable of approximately $1.3 million due to a decrease in current taxable income.

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

A significant portion of our liquidity consists of cash and cash equivalents and securities available for sale, which are a product of our operating, investing and financing activities.  At June 30, 2010, $9.0 million of our assets were invested in cash and due from banks and $74.6 million were invested in securities available for sale.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans.  Pursuant to the directive we received from the OTS, except for commitments outstanding as of December 3, 2009, we will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.  In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements.  There were no certificates of deposit and short-term investment securities (maturing in less than three years) at June 30, 2010.  As of June 30, 2010 we had $15.2 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $47.4 million.  In addition, we have access to a secured line of credit with the Federal Reserve Bank of New York.

At June 30, 2010 we had $66.0 million in loan commitments outstanding, which included $48.4 million in undisbursed construction loans, $11.6 million in commercial real estate lines of credit, $4.5 million in unused home equity lines of credit and $1.5 million in one-to-four-family loans. Pursuant to the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction, or land loans without prior OTS approval.  Certificates of deposit due within one year of June 30, 2010 totaled $162.0 million, or 63.4%, of total certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects our customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at June 30, 2010 and September 30, 2009, as compared to the minimum regulatory capital requirements:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2010:	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$73,763	13.6%	$43,244	8.0%	$54,056	10.0%
Tier I risk-based capital (to risk weighted assets)	65,792	12.2	21,622	4.0	32,433	6.0
Tangible capital (to tangible assets)	65,792	12.6	7,835	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	65,792	12.6	15,671	3.0	26,118	5.0

At September 30, 2009:
Total risk-based capital (to risk weighted assets)	$79,779	14.5%	$43,938	8.0%	$54,922	10.0%
Tier I risk-based capital (to risk weighted assets)	71,192	13.0	21,969	4.0	32,953	6.0
Tangible capital (to tangible assets)	71,192	13.8	7,760	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	71,192	13.8	15,521	3.0	25,868	5.0

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2010:

Commitment Expiration by Period

			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$1,494	$1,494	$-	$-	$-
Unused lines of credit, including undisbursed construction loans	64,539	44,835	3,755	8,179	7,770
Total	$66,033	$46,329	$3,755	$8,179	$7,770

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

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans (1)	$427,144	$6,292	5.89%	$417,442	$7,800	7.47%
Mortgage-backed securities (2)	74,291	822	4.43	75,927	924	4.87
Investment securities and other interest-earning assets (2)	15,169	55	1.45	8,904	96	4.31
Total interest-earning assets	516,604	7,169	5.55	502,273	8,820	7.02

Non interest-earning assets	11,941			18,611
Total assets	$528,545			$520,884

Interest-bearing liabilities:

Savings accounts	$64,571	68	0.42	$62,313	150	0.96
Money market/NOW accounts	92,498	180	0.78	64,107	244	1.52
Certificates of deposit	260,078	1,509	2.33	238,109	1,919	3.22
Total interest-bearing deposits	417,147	1,757	1.69	364,529	2,313	2.54
Borrowings	9,796	68	2.78	37,100	64	0.69
Total interest-bearing liabilities	426,943	1,825	1.71	401,629	2,377	2.37

Non interest-bearing liabilities:	24,283			31,428
Total liabilities	451,226			433,057

Stockholders’ equity	77,319			87,827
Total liabilities & stockholders’ equity	$528,545			$520,884

Net interest income		$5,344			$6,443
Average interest rate spread			3.84%			4.65%
Net interest-earning assets	$89,661			$100,644
Net interest margin			4.14%			5.13%
Ratio of average interest-earning assets to interest-bearing liabilities			121.00%			125.06%

(1) Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)  These amounts represent net amounts after OTTI charges.

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Nine months ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:

Loans (1)	$432,682	$20,387	6.28%	$402,673	$22,380	7.41%
Mortgage-backed securities (2)	71,873	2,594	4.81	77,989	2,796	4.78
Investment securities and other interest-earning assets (2)	11,102	229	2.76	9,503	246	3.45
Total interest-earning assets	515,657	23,210	6.00	490,165	25,422	6.92

Non interest-earning assets	12,876			18,557
Total assets	$528,533			$508,722

Interest-bearing liabilities:

Savings accounts	$62,758	261	0.56	$59,362	451	1.01
Money market/NOW accounts	85,698	692	1.08	59,395	780	1.75
Certificates of deposit	259,257	4,819	2.49	226,954	6,042	3.55
Total interest-bearing deposits	407,713	5,772	1.89	345,711	7,273	2.81
Borrowings	12,294	173	1.88	45,220	281	0.83
Total interest-bearing liabilities	420,007	5,945	1.89	390,931	7,554	2.58

Non interest-bearing liabilities	26,818			30,652
Total liabilities	446,825			421,583

Stockholders’ equity	81,708			87,139
Total liabilities & stockholders’ equity	$528,533			$508,722

Net interest income		$17,265			$17,868
Average interest rate spread			4.11%			4.34%
Net interest-earning assets	$95,650			$99,234
Net interest margin			4.46%			4.86%
Ratio of average interest-earning assets to interest-bearing liabilities			122.77%			125.38%

(1) Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)  These amounts represent net amounts after OTTI charges.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Income.  Net income decreased $11.1 million to a net loss of $9.4 million for the three months ended June 30, 2010 from net income of $1.7 million for the three months ended June 30, 2009.  The primary reasons for the decrease were the increase in the provision for loan losses of $8.4 million, to $8.8 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009 and an increase in other-than-temporary impairment of securities of $10.1 million, to $10.3 million for the three months ended June 30, 2010 from $0.2 million for the three months ended June 30, 2009, which was partially offset by a reduction in  income tax expense of $8.7 million due to an income tax benefit of $7.5 million for the three months ended June 30, 2010, compared to an income tax expense of $1.2 million for the three months ended June 30, 2009.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $1.1 million, or 17.1%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009,.  The Bank’s net interest rate spread decreased 81 basis points to 3.84% for the three months ended June 30, 2010, compared to 4.65% for the three months ended June 30, 2009.  The Bank’s net interest margin decreased 99 basis points to 4.14% for the three months ended June 30, 2010, compared to 5.13% for the three months ended June 30, 2009. The primary reason for the decreases in the net interest rate spread and net interest margin for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, is the average yield on loans, which decreased 158 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the three months ended June 30, 2009.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, from 2.37% for the three months ended June 30, 2009 to 1.71% for the three months ended June 30, 2010. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $1.6 million, or 18.7%, to $7.2 million for the three months ended  June 30, 2010 from $8.8 million for the three months ended June 30, 2009. Interest income on loans decreased $1.5 million, or 19.3%, to $6.3 million for the three months ended June 30, 2010 from $7.8 million for the three months ended June 30, 2009. Interest on multi-family and commercial real estate loans decreased $2.1 million and interest on one-to-four family loans decreased $0.1 million. These decreases were partially offset by an increase in interest on construction loans of $0.7 million.  The average yield on loans decreased 158 basis points to 5.89% for the three months ended June 30, 2010, from 7.47% for the three months ended June 30, 2009. The average balance of the loan portfolio increased $9.7 million, or 2.3%, to $427.1 million for the three months ended June 30, 2010 from $417.4 million for the three months ended June 30, 2009. The average yield on loans for the three months ended June 30, 2010 would have been 7.12% had interest income been recorded on our non-accruing loans.  Interest income on mortgage-backed securities decreased $0.1 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The average yield on mortgage-backed securities decreased 44 basis points to 4.43% for the three months ended June 30, 2010, compared to 4.87% for the quarter ended June 30, 2009.  The average balance of the mortgage-backed securities portfolio decreased $1.6 million, or 2.2%, to $74.3 million at June 30, 2010 from $75.9 million at June 30, 2009.  Interest income on investment securities and other interest-earning assets decreased by $41 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The average yield on investment securities and other interest-earning assets decreased 286 basis points to 1.45% for the three months ended June 30, 2010, compared to 4.31% for the three months ended June 30, 2009. The average balance of investment securities and other interest-earning assets increased $6.3 million, or 70.4%, to $15.2 million for the three months ended June 30, 2010 from $8.9 million for the three months ended June 30, 2009.

Interest Expense.  Interest expense decreased $0.6 million, or 23.2%, to $1.8 million for the three months ended June 30, 2010, compared to $2.4 million for the three months ended June 30, 2009.  Interest expense on deposits decreased $0.5 million, or 24.0%, to $1.8 million for the three months ended June 30, 2010, compared to $2.3 million for the three months ended June 30, 2009.  Interest expense on FHLB borrowings remained flat at $0.1 million for the three months ended June 30, 2010 and 2009.  The decrease in total interest expense was primarily the result of an 85 basis point decrease in the average cost of interest-bearing deposits, to 1.69% for the three months ended June 30, 2010, compared to 2.54% for the three months ended June 30, 2009.   The decrease in total interest expense was partially offset by a $52.6 million increase in the average balance of interest-bearing deposits, to $417.1 million for the three months ended June 30, 2010, from $364.5 million for the three months ended June 30, 2009, and to a far lesser extent,  a 209 basis point increase in the average cost of FHLB borrowings, to 2.78% for the three months ended June 30, 2010, compared to 0.69% for the three months ended June 30, 2009.  The average cost of total interest-bearing liabilities decreased 66 basis points to 1.71% for the three months ended June 30, 2010, from 2.37% for the three months ended June 30, 2009.

Provision for Loan Losses. The Company provided $8.8 million in loan loss provision for the third quarter of fiscal 2010, an increase of $8.4 million compared to a $0.4 million loan loss provision in the prior year period. The $8.8 million provision for the three month period ended June 30, 2010 reflects $3.1 million in allocated loss allowances for criticized assets and $5.7 million in the general loss allowance. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, real estate values and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that an $8.8 million provision for loan losses was warranted for the three months ended June 30, 2010. Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Non-interest Income. Non-interest income decreased $10.3 million to a loss of $9.9 million for the three months ended June 30, 2010 from a gain of $0.4 million for the three months ended June 30, 2009.  The decrease was primarily due to an increase in the impairment charge of $10.1 million to $10.3 million for the three months ended June 30, 2010, from $0.2 million for the three months ended June 30, 2009.

Non-interest Expense.  Non-interest expense decreased $0.1 million, or 2.1%, to $3.5 million for the three months ended June 30, 2010, from $3.6 million for the three months ended June 30, 2009.  The decrease resulted primarily from decreases in FDIC insurance of $0.2 million and compensation and employee benefits of $0.1 million, offset by an increase in professional fees of $0.2 million.

Income Taxes. Income tax expense decreased $8.7 million to a benefit of  $7.5 million for the three months ended June 30, 2010, compared to an expense of $1.2 million for the three months ended June 30, 2009.  The reason for this decrease was the loss before provision for income taxes.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

Net Income.  Net income decreased $15.2 million to a net loss of $11.0 million for the nine months ended June 30, 2010 from net income of $4.2 million for the nine months ended June 30, 2009.  The primary reasons for the decrease were the increases in the provision for loan losses of $15.5 million and the loss on impairment of investment securities of $10.4 million offset by an increase in the income tax benefit of $11.8 million for the nine months ended June 30, 2010 compared to the same period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $0.6 million, or 3.4%, to $17.3 million for the nine months ended June 30, 2010 from $17.9 million for the nine months ended June 30, 2009.  The decrease in net interest income resulted primarily from a decrease in the average yield of interest-earning assets from 6.92% for the nine months ended June 30, 2009 to 6.00% for the nine months ended June 30, 2010. The average balance of interest-bearing deposits increased by 17.9%, from $345.7 million for the nine months ended June 30, 2009 to $407.7 million for the nine months ended June 30, 2010. The average cost of interest-bearing liabilities decreased 69 basis points, from 2.58% for the nine months ended June 30, 2009 to 1.89% for the nine months ended June 30, 2010.  The Bank’s net interest rate spread decreased 23 basis points to 4.11% for the nine months ended June 30, 2010, compared to 4.34% for the nine months ended June 30, 2009.  The Bank’s net interest margin decreased 40 basis points to 4.46% from 4.86% for the comparative period. The primary reason for the decreases in the net interest rate spread and net interest margin for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, is the average yield on loans, which decreased 113 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the nine months ended June 30, 2009.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, from 2.58% for the nine months ended June 30, 2009 to 1.89% for the nine months ended June 30, 2010. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $2.2 million, or 8.7%, to $23.2 million for the nine months ended June 30, 2010 from $25.4 million for the nine months ended June 30, 2009.  Interest income on loans decreased $2.0 million, or 8.9%, to $20.4 million for the nine months ended June 30, 2010 from $22.4 million for the nine months ended June 30, 2009.  Interest on multi-family and commercial real estate loans, and on one-to-four family loans decreased $3.8 million and $0.4 million, respectively, partially offset by an increase in interest on construction loans of $2.2 million. The average balance of the loan portfolio increased $30.0 million, or 7.5%, to $432.7 million for the nine months ended June 30, 2010 from $402.7 million for the nine months ended June 30, 2009. The average yield on loans decreased 113 basis points to 6.28% for the nine months ended June 30, 2010, from 7.41% for the nine months ended June 30, 2009. The average yield on loans for the nine months ended June 30, 2010 would have been 7.65% had interest income been recorded on our non-accruing loans.  Interest income on mortgage-backed securities decreased $0.2 million, or 7.2%, for the nine months ended June 30, 2010, compared to the same period last year. The average balance of mortgage-backed securities decreased $6.1 million, and the average yield was virtually unchanged, increasing three basis points.  Interest income on investment securities and other interest-earning assets was flat for the nine months ended June 30, 2010, compared to the same period last year. The average balance on investment securities and other interest-earning assets increased $1.6 million, or 16.8%, to $11.1 million for the nine months ended June 30, 2010 from $9.5 million for the nine months ended June 30, 2009. The average yield on investment securities and other interest-earning assets decreased 69 basis points to 2.76% for the nine months ended June 30, 2010, compared to 3.45% for the nine months ended June 30, 2009.

Interest Expense.  Interest expense decreased $1.6 million, or 21.3%, to $5.9 million for the nine months ended June 30, 2010, compared to $7.5 million for the nine months ended June 30, 2009.  Interest expense on deposits decreased $1.5 million, or 20.6%, to $5.8 million for the nine months ended June 30, 2010, compared to $7.3 million for the nine months ended June 30, 2009.  Interest expense on FHLB borrowings decreased to $0.2 million for the nine months ended June 30, 2010 from $0.3 million for the nine months ended June 30, 2009.  The decrease in total interest expense was primarily the result of a 92 basis point decrease in the average cost of interest-bearing deposits, from 2.81% for the nine months ended June 30, 2009 to 1.89% for the nine months ended June 30, 2010. The average balance of interest-bearing deposits increased $62.0 million, or 17.9%, from $345.7 million for the nine months ended June 30, 2009 to $407.7 million for the nine months ended June 30, 2010.  The average cost of FHLB borrowings increased 105 basis points, however the average balance decreased $32.9 million, or 72.8%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009.  The average cost of total interest-bearing liabilities decreased 69 basis points to 1.89% for the nine months ended June 30, 2010, from 2.58% for the nine months ended June 30, 2009.

Provision for Loan Losses. The Company provided $16.7 million in loan loss provision for the nine months ended June 30, 2010, an increase of $15.5 million compared to a $1.2 million loan loss provision in the prior year period for the same reasons noted in the “Provision for Loan Losses” discussion for the three months ended June 30, 2010.  Based upon the Company’s evaluation, the $16.7 million recognized in the loan loss provision for the nine month period ended June 30, 2010, reflecting a $4.8 million  specific loss allowance for criticized assets and an $11.9 million general loss allowance was warranted.  Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Non-interest Income. Non-interest income decreased $10.9 million to a loss of $10.3 million for the nine months ended June 30, 2010 from a gain of $0.6 million for the nine months ended June 30, 2009.  The decrease was primarily due to an increase in the impairment charge of $10.4 million to $11.5 million for the nine months ended June 30, 2010, from $1.1 million for the nine months ended June 30, 2009. Banking fees and service charges decreased $0.5 million, or 37.1%, from $1.1 million for the nine months ended June 30, 2009 to $0.6 million for the nine months ended June 30, 2010.

Non-interest Expense.  Non-interest expense decreased $0.1 million, or 0.8%, for the nine months ended June 30, 2010 compared to the same period last year.  Compensation and employee benefits decreased $0.7 million, or 10.9%, offset by an increase in professional fees of $0.5 million and other expenses of $0.1 million.

Income Taxes. Income tax expense decreased $11.8 million to a benefit of $9.2 million for the nine months ended June 30, 2010, from an expense of $2.6 million for the nine months ended June 30, 2009.  The reason for this decrease was the loss before provision for income taxes.

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
ITEM 4.	CONTROLS AND PROCEDURES

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2010,  of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2010 at a reasonable assurance level.  Our conclusion was predicated on the fact that we believe that we have corrected the material weakness related to our methodologies used to assess the adequacy of the allowance for loan losses as noted in the March 31, 2010 Form 10-Q.  The Company has taken corrective action to enhance its methodologies by expanding and improving our analysis, updating our policies and procedures and obtaining third party corroboration of such methodologies. The Company believes that the allowance for loan losses is adequate at June 30, 2010.

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

               There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009, as filed with the SEC on January 6, 2010 except as follows:

Financial reform legislation recently enacted will, among other things, eliminate the Office of Thrift Supervision, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years. The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies, including mutual holding companies that were formerly regulated by the Office of Thrift Supervision.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less stringent than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. Bank holding companies with assets of less than $500 million are exempt from these capital requirements.

Effective one year after the date of enactment the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

The Dodd-Frank Act permanently eliminated the requirements of complying with Section 404(b) of the Sarbanes-Oxley Act of 2002 for registrants with less than $75 million of market capitalization.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of our common stock is significantly affected by our ability to pay dividends to our public shareholders, and our ability to pay dividends and the amount of such dividends is affected by the ability of BFS Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company. BFS Bancorp, MHC currently waives its right to receive most dividends declared by the Company, which means that the Company has more cash resources to pay dividends to our public stockholders. BFS Bancorp, MHC is required to obtain Office of Thrift Supervision approval before it may waive its receipt of dividends.

Office of Thrift Supervision regulations allow federally chartered mutual holding companies like BFS Bancorp, MHC, to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, as a result of the Dodd-Frank Act, the Federal Reserve Board will become the new regulator of the Company and BFS Bancorp, MHC. The Dodd-Frank Act provides that a mutual holding company will be required to give the Federal Reserve board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as BFS Bancorp, MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as BFS Bancorp, MHC.

The Company received a proposed supervisory agreement from the OTS.

The Company received a proposed supervisory agreement from the OTS dated August 9, 2010 as further detailed in Note 8 - Subsequent Events. We cannot anticipate what, if any, additional requirements that the OTS may impose. In addition, we believe that we will be able to meet the requirements as set forth in this agreement and are currently evaluating the effect this agreement will have on the Company’s operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The Company repurchased 74 shares of Common Stock in the quarter ending June 30, 2010.  Through September 30, 2009, the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through June 30, 2010, the Company has repurchased 106,674 shares at an average cost of $11.44 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2010 through April 30, 2010	-	$-	-	$-
May 1, 2010 through May 31, 2010	-	-	-	-
June 1, 2010 through June 30, 2010	74	4.54	594,866	780,223
Total	74	$4.54	594,866	$780,223

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

   None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. 1

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. 1

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. 1

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1    Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration Statement No. 333-121580).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: August 16, 2010	/s/ Richard A. Kielty
President and Chief Executive Officer

Date: August 16, 2010	/s/ Michael A. Trinidad
Vice President and
Chief Financial Officer