Form 10-Q/A
period 2009-12-31
Brooklyn Federal Bancorp, Inc.
filed 2011-06-27
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

In connection with the preparation of its audited consolidated financial statements and annual report on Form 10-K for the fiscal year ended September 30, 2010, Brooklyn Federal Bancorp, Inc. (the “Company”) identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.  This Amendment No. 1 to Form 10-Q is being filed to correct the allowance for loan losses for the quarterly period ended December 31, 2009 and related financial statement items reflected herein as well as to update corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and in the Notes to the Consolidated Financial Statements.  This Amendment No. 1 to Form 10-Q also contains updated disclosure in Item. 4 “Controls and Procedures” regarding the Company’s disclosure controls and procedures relating to a material weakness identified as a result of such miscalculations.

Except as set forth above, we have not modified or updated disclosures presented in this Form 10-Q to reflect events or developments that have occurred after the date of its original filing. Among other things, forward-looking statements made in the Form 10-Q upon its initial filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after that date (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the initial filing of the Form 10-Q.

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	(Restated)
	December 31,	September 30,
	2009	2009
Assets	(unaudited)	(audited)
Cash and due from banks (including interest-earning balances of $3,082 and $2,102, respectively)	$4,995	$3,472
Securities:
Available-for-sale	3,213	3,305
Held-to-maturity (estimated fair value of $57,674 and $59,334, respectively)	63,770	66,201
Total securities	66,983	69,506
Loans held-for-sale	299	--
Loans receivable	437,731	430,435
Less: Allowance for loan losses	19,878	10,750
Loans receivable, net	417,853	419,685
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,723	2,382
Bank owned life insurance	9,613	9,511
Accrued interest receivable	2,717	2,799
Premises and equipment, net	1,937	2,030
Deferred tax asset	14,508	10,330
Prepaid expenses and other assets	4,274	1,730
Total assets	$524,902	$521,445

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$17,310	$16,595
Interest-bearing deposits	146,100	134,664
Certificates of deposit	262,943	250,811
Total deposits	426,353	402,070
Borrowings	12,100	27,300
Advance payments by borrowers for taxes and insurance	1,581	2,142
Accrued expenses and other liabilities	8,585	8,059
Total liabilities	448,619	439,571
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,890,754 outstanding	135	135
Additional paid-in capital	43,151	43,112
Retained earnings - substantially restricted	47,186	52,671
Treasury shares - at cost, 593,456 shares	(7,707)	(7,707)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,354)	(2,394)
Unallocated shares of the stock-based incentive plan	(372)	(417)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(3,756)	(3,526)
Total stockholders’ equity	76,283	81,874
Total liabilities and stockholders’ equity	$524,902	$521,445

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	December 31,
	(Restated)
	2009	2008
Interest income:
First mortgage and other loans	$7,188	$7,172
Mortgage-backed securities	910	925
Other securities and interest-earning assets	92	78
Total interest income	8,190	8,175

Interest expense:
Deposits	2,065	2,500
Borrowings	54	122
Total interest expense	2,119	2,622

Net interest income before provision for loan losses	6,071	5,553
Provision for loan losses	11,794	747
Net interest income after provision for loan losses	(5,723)	4,806

Non-interest income:
Total loss on OTTI of securities	(1,088)	(576)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	776	-
Net loss on OTTI recognized in earnings	(312)	(576)
Banking fees and service charges	333	369
Net gain on sale of loans held-for-sale	60	17
Other	94	156
Total non-interest income	175	(34)

Non-interest expense:
Compensation and fringe benefits	2,026	2,111
Occupancy and equipment	428	411
FDIC Insurance	148	-
Professional fees	171	122
Data processing fees	162	214
Other	364	368
Total non-interest expense	3,299	3,226

(Loss ) income before income tax expense	(8,847)	1,546
Income tax (benefit) expense	(3,761)	571
Net (loss) income	$(5,086)	$975
(Loss) earnings per common share:
Basic	$(0.40)	$0.08
Diluted	$(0.40)	$0.08
Average common shares outstanding:
Basic	12,613,083	12,685,436
Diluted	12,621,486	12,705,963

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

			(Restated)					(Restated)
	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at September 30, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive income:
Net loss (restated)	--	--	(5,086)	--	--	--	--	(5,086)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $40	--	--	--	--	--	--	(52)	(52)
Loss on impairment of securities available-for-sale, net of income tax benefit of $35	--	--	--	--	--	--	45	45
Unrealized loss on securities held-to-maturity, net of income tax benefit of $278	--	--	--	--	--	--	(353)	(353)
Loss on impairment of securities held-to-maturity, net of income tax benefit of $102	--	--	--	--	--	--	130	130
Total comprehensive income (restated)								(5,316)
Allocation of ESOP stock	--	6	--	--	40	--	--	46
Stock-based incentive plan expense	--	33	--	--	--	45	--	78
Dividends paid on common stock, $0.11 per share	--	--	(399)	--	--	--	--	(399)
Balance at December 31, 2009	$135	$43,151	$47,186	$(7,707)	$(2,354)	$(372)	$(3,756)	$76,283

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Three Months Ended
	December 31,
	(Restated)
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,086)	$975
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	46	54
Stock-based incentive plan expense	78	77
Depreciation and amortization	113	112
Provision for loan losses	11,794	747
Income from bank-owned life insurance	(88)	(95)
Gross loss on OTTI recognized in earnings	312	576
Amortization of servicing rights	26	65
Accretion of deferred loan fees, net	(125)	(101)
Accretion of discounts, net of amortization of premiums	(87)	(21)
Originations of loans held-for-sale	(2,130)	(33,267)
Proceeds from sales of loans held-for-sale	1,853	1,358
Principal repayments on loans held-for-sale	2	988
Net gain on sales of loans held-for-sale	(60)	(17)
Decrease (increase) in accrued interest receivable	82	(186)
Deferred income tax benefit	(3,738)	(786)
Increase in prepaid expenses and other assets	(2,538)	(1,905)
Increase in accrued expenses and other liabilities	526	9,523
Net cash provided by (used in) operating activities	980	(21,903)
Cash flows from investing activities:
(Loan originations in excess of repayments) Repayments in excess of loan originations	(9,804)	5,421
Principal repayments on mortgage-backed securities held-to-maturity	4,995	2,690
Purchases of mortgage-backed securities held-to-maturity	(3,395)	(5,292)
Maturities of certificates of deposit	--	200
Redemption (purchases) of FHLB stock	659	(543)
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(20)	(47)
Net cash (used in) provided by investing activities	(7,580)	2,414
Cash flows from financing activities:
Increase in deposits	24,283	10,041
Net (decrease) increase in short term borrowings	(17,200)	12,100
Proceeds from long term borrowings	2,000	--
Decrease in advance payments by borrowers for taxes and insurance	(561)	(883)
Purchase of treasury stock	--	(179)
Payment of cash dividend	(399)	(374)
Net cash provided by financing activities	8,123	20,705

Net increase in cash and cash equivalents	1,523	1,216
Cash and cash equivalents at beginning of year	3,472	5,053
Cash and cash equivalents at end of period	$4,995	$6,269

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 31,
	(Restated)
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

Brooklyn Federal Savings Bank (Restated)

The Bank is a federally chartered savings bank headquartered in Brooklyn, New York.  The Bank was originally founded in 1887.  We conduct our business from our main office and four branch offices.  All of our offices are located in New York State.  The telephone number at our main office is (718) 855-8500.

At December 31, 2009, we had total assets of $524.9 million, total deposits of $426.4 million and stockholders’ equity of $76.3 million.  Our net loss for the three months ended December 31, 2009 was $5.1 million.  Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans.  The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

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

D) Restatement

The Company determined that it needed to restate its previously issued interim condensed consolidated financial statements as of and for the three months ended December 31, 2009 and that these previously issued consolidated financial statements should no longer be relied upon, as a result of certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.

This restatement corrects the allowance for loan losses for the three months ended December 31, 2009 and related financial statement items reflected herein.

This restatement had an effect on the Company’s consolidated net loss and cash flows for the three months ended December 31, 2009 and its consolidated financial condition as of December 31, 2009 as follows:

	For the Three Months Ended
	December 31, 2009
	As Reported	As Restated
Net interest income before provision for loan losses	$6,071	$6,071
Provision for loan losses	1,083	11,794
Net interest income after provision for loan losses	4,988	(5,723)
Total non-interest income	175	175
Total non-interest expense	3,299	3,299
Income (loss) before income tax expense	1,864	(8,847)
Income tax expense (benefit)	750	(3,761)
Net income (loss)	$1,114	$(5,086)
Earnings (loss) per common share:
Basic	$0.09	$(0.40)
Diluted	$0.09	$(0.40)

	For the Three Months Ended
	December 31, 2009
	As Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$1,114	$(5,086)
Provision for loan losses	1,083	11,794
Deferred income tax benefit	(1,092)	(3,738)
Increase in prepaid expenses and other assets	(1,936)	(2,538)
Increase in accrued expenses and other liabilities	1,789	526
All other operating activities	22	22
Net cash provided by operating activities	980	980
Net cash (used in) investing activities	(7,580)	(7,580)
Net cash provided by financing activities	8,123	8,123
Net increase in cash and cash equivalents	1,523	1,523
Cash and cash equivalents at beginning of year	3,472	3,472
Cash and cash equivalents at end of period	$4,995	$4,995

	December 31, 2009
	As Reported	As Restated
Assets
Loans receivable	440,362	437,731
Less: Allowance for loan losses	11,798	19,878
Loans receivable, net	428,564	417,853
Deferred tax asset	11,862	14,508
Prepaid expenses and other assets	3,672	4,274
All other assets	88,267	88,267
Total assets	$532,365	$524,902

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	9,848	8,585
All other liabilities	440,034	440,034
Total liabilities	449,882	448,619
Stockholders’ equity:
Retained earnings - substantially restricted	53,386	47,186
All other equity	29,097	29,097
Total stockholders’ equity	82,483	76,283
Total liabilities and stockholders’ equity	$532,365	$524,902

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

Note 5 - Securities

Investments in securities available-for-sale and held-to-maturity at December 31, 2009 are summarized as follows:

	December 31, 2009
			Gross	Gross
	Amortized	Carrying	unrealized	unrealized	Estimated
	cost	cost	gains	losses	fair value
	(In thousands)
Securities available-for-sale:
Mutual funds	$3,209	$3,209	$4	$--	$3,213

Securities held-to-maturity:
Mortgage-backed securities:
Government-sponsored enterprises	$18,720	$18,720	$362	$(66)	$19,016
Government agency	121	121	3	(5)	119
Private issuers	51,644	44,929	308	(6,698)	38,539
Total securities held-to-maturity	$70,485	$63,770	$673	$(6,769)	$57,674

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

			Other-Than-
			Temporary
		Other-Than-	Impairment Non -
	Total Other-	Temporary	Credit Losses
	Than-	Impairment	recorded in
	Temporary	Credit Losses	Other
	Impairment	recorded in	Comprehensive
For the three months ended December 31, 2009	Loss	Earnings	Loss
	(In thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	954	178	776
Additional other-than-temporary credit losses	54	54	--
Ending balance as of December 31, 2009	$9,093	$2,256	$6,837

Note 6 - Financial Instrument Fair Value Disclosures (Restated)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at December 31, 2009 and September 30, 2009 are as follows (in thousands):

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$3,213	$3,213	$--	$--

Description	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$3,305	$3,305	$--	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2009 is as follows (in thousands):

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$14,519	$--	$--	$14,519
Impaired securities	4,885	--	4,885	--

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and due from banks	$4,995	$4,995	$3,472	$3,472
Securities available-for-sale	3,213	3,213	3,305	3,305
Securities held-to-maturity	63,770	57,674	66,201	59,334
Loans held-for-sale	299	277	--	--
Loans receivable, net (restated)	428,564	430,372	419,685	421,085
FHLB stock	1,723	1,723	2,382	2,382
Accrued interest receivable	2,717	2,717	2,799	2,799

Financial liabilities:
Deposits	426,353	430,512	402,070	405,548
Borrowings	12,100	12,159	27,300	27,390
Accrued Interest Payable	25	25	24	24

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total Assets.  Total assets increased $3.5 million to $524.9 million at December 31, 2009, from $521.4 million at September 30, 2009.  This increase was primarily due to increases in cash and due from banks, loans held-for-sale, and other assets, offset in part by decreases in securities available-for-sale, securities held-to-maturity, loans receivable, net, and FHLB of New York stock.

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

Net Loans.  Loans before allowance for loan losses, which includes loans held-for-sale, increased $7.3 million, or 1.7%, to $437.7 million at December 31, 2009, from $430.4 million at September 30, 2009, primarily due to increases in multi-family loans of $13.5 million, construction loans of $10.3 million and land loans of $5.7 million, offset by decreases of $0.7 million in commercial real estate loans, $0.3 million in one-to four-family loans and $0.1 million in consumer and other loans.  Net deferred fees and costs increased approximately $0.3 million.

On the basis of management’s review of assets, at December 31, 2009, we classified $60.2 million of our assets as special mention or potential problem loans compared to $56.4 million at September 30, 2009.  This increase was due to the continuing deterioration in the real estate market that resulted in a deterioration of the Company’s loans receivable portfolio.  In addition, at December 31, 2009 we classified $55.0 million as substandard compared to $54.4 million at September 30, 2009.  Of the $55.0 million of loans classified as substandard, $52.9 million are in non-accrual status.  We have provided $5.8 million in specific allowances for $23.6 million of the loans classified as substandard, which were comprised of four commercial real estate loans (consisting of two relationships), one construction loan, one multi-family loan and one land loan.  We classified as loss two unsecured consumer loans for $35,000 and charged them off during the quarter ended December 31, 2009.

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

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $2.6 million, or 147.1%, to $4.3 million at December 31, 2009, from $1.7 million at September 30, 2009.  The increase was primarily due to $2.1 million in prepaid FDIC insurance assessments.  The FDIC prepaid insurance assessment covers the estimated premiums to be paid by the Bank through December 31, 2012.

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

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $0.5 million, or 6.5%, to $8.6 million at December 31, 2009, from $8.1 million at September 30, 2009.  This increase was primarily due to an increase in income tax payables.

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

At December 31, 2009, we had $102.4 million in loan commitments outstanding, which included $68.0 million in undisbursed construction loans, $1.8 million in one- to four-family loans, $10.9 million in commercial real estate lines of credit, $4.1 million in unused home equity lines of credit, and $17.6 million to originate primarily multi-family and nonresidential mortgage loans.  The Bank agreed with the Office of Thrift Supervision (the “OTS”) that, other than contractual commitments entered into prior to December 3, 2009, the Bank will not originate any multi-family loans, commercial real estate loans, construction loans, or land loans without prior OTS approval.  Certificates of deposit due within one year of December 31, 2009 totaled $190.0 million, or 72.3%, of certificates of deposit.  The large percentage of certificates of deposits that mature within one year reflects our customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at December 31, 2009 and September 30, 2009, as compared to the minimum regulatory capital requirements:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At December 31, 2009: (Restated)
Total risk-based capital (to risk weighted assets)	$86,902	15.7%	$44,432	8.0%	$55,540	10.0%
Tier I risk-based capital (to risk weighted assets)	68,220	12.3%	22,216	4.0%	33,324	6.0%
Tangible capital (to tangible assets)	68,220	13.1%	7,836	1.5%	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	68,220	13.1%	15,673	3.0%	26,122	5.0%

At September 30, 2009:
Total risk-based capital (to risk weighted assets)	$79,779	14.5%	$43,938	8.0%	$54,922	10.0%
Tier I risk-based capital (to risk weighted assets)	71,192	13.0%	21,969	4.0%	32,953	6.0%
Tangible capital (to tangible assets)	71,192	13.8%	7,760	1.5%	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	71,192	13.8%	15,521	3.0%	25,868	5.0%

Off-Balance Sheet Arrangements

The following tables set forth the Bank’s contractual obligations and commercial commitments at December 31, 2009:

Commitment Expiration by Period
			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$19,341	$19,341	$--	$--	$--
Unused lines of credit, including undisbursed construction loans	83,094	79,047	228	324	3,495
Total	$102,435	$98,388	$228	$324	$3,495

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

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended December 31,
	2009				2008
	Average			Average	Average		Average
	Balance		Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:

Loans	$433,297		$7,188	6.64%	$383,552	$7,172	7.48%
Mortgage-backed securities	72,931	(1)	910	4.99	80,016	925	4.62
Investments securities and other interest-earning assets	6,505	(1)	92	5.67	9,167	78	3.41
Total interest-earning assets	512,733		8,190	6.39	472,735	8,175	6.92

Non interest-earning assets	17,400				21,082
Total Assets	$530,133				$493,817

Interest-bearing liabilities:

Savings accounts	$61,287		101	0.66	$57,010	152	1.07
Money market/NOW accounts	83,617		262	1.26	58,249	289	1.99
Certificates of deposits	255,609		1,702	2.67	215,531	2,059	3.83
Total interest-bearing deposits	400,513		2,065	2.06	330,790	2,500	3.02
Borrowings	18,116		54	1.20	45,694	122	1.07
Total interest-bearing liabilities	418,629		2,119	2.03	376,484	2,622	2.79

Non interest-bearing liabilities	28,567				30,475
Total liabilities	447,196				406,959

Stockholders’ equity	82,937				86,858
Total liabilities & stockholder’s equity	$530,133				$493,817

Net interest income			$6,071			$5,553
Average interest rate spread				4.36%			4.13%
Net interest-earning assets
Net interest margin				4.75%			4.70%
Ratio of average interest-earning assets to interest-bearing liabilities				122.48%			125.57%

(1) These amounts represent net amounts after OTTI charges

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

Net Income.  Net income decreased by $6.1 million to a net loss of $5.1 million for the three months ended December 31, 2009, from net income of $1.0 million for the three months ended December 31, 2008.  The primary reasons for the decrease was the increase in the provision for loan losses of $11.0 million and non-interest expense of $0.1 million offset in part by increases in net interest income before provision for loan losses totaling $0.5 million, an increase in non-interest income of $0.2 million and a decrease in income tax expense of $4.3 million.

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

The following table summarizes the activity in allowance for loan losses for the three-month period ended December 31, 2009 and fiscal year-end September 30, 2009 (dollars in thousands):

	(Restated)
	December	September
	2009	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
Multi-family	300	--
Commercial real estate	2331	--
Consumer and other	35	--
Recoveries	--	--
Net charge-offs	2,666	--
Provision for loan losses	11,794	8,545

Balance at end of period	$19,878	$10,750

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.00%
Allowance for loan losses to total loans at end of period	4.53%	2.50%

The Company provided $11.8 million in loan loss provision for the first quarter of fiscal 2010, an increase of $11.0 million compared to $0.7 million provision in the prior year period. The $11.8 million provided in provision since September 30, 2009 reflects increases of $0.6 million in specific loss allowances and $2.6 million in charge offs for criticized assets and $8.6 million in general loss allowance for the potential risk of further loan deterioration resulting from a continued and prolonged downturn in the real estate market. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $11.8 million provision for loan losses was warranted for the three months ended December 31, 2009.

At December 31, 2009 and September 30, 2009, the Bank’s allowance for loan losses was $19.9 million and $10.7 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 33.4% at December 31, 2009 compared to 48.7% at September 30, 2009. The ratio of the allowance for loan losses to total loans was 4.53% at December 31, 2009 compared to 2.50% at September 30, 2009.

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

Non-Performing Loans. Non-performing loans are either in non-accrual status and/or past contractual maturity date.  At December 31, 2009, $59.6 million of our loans net of specific allowances, or 13.6%, of our total loans, compared to $22.1 million at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.

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

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	(Restated)
	December	September
	2009	2009

Non-accrual loans:
One- to four-family	$--	$--
Multi-family	20,153	902
Commercial real estate	23,347	15,623
Construction	591	832
Land	4,557	4,722
Consumer	--	--
Total non-accrual loans	48,648	22,079

Loans past maturity and still accruing	10,925	--
Total non-performing assets	$59,573	$22,079

Ratios:
Total non-performing loans to total loans	13.60%	5.13%
Total non-performing loans to total assets	11.42%	4.23%
Total non-performing assets to total assets	11.42%	4.23%

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

 Income Taxes. Income tax expense decreased $4.3 million to a benefit of $3.7 million for the three months ended December 31, 2009, from $0.6 million for the three months ended December 31, 2008.  The primary reason for this decrease was the decrease in income before provision for income taxes.  The effective income tax rate of the Company for the three months ended December 31, 2009 was 42.4%, compared to the effective income tax rate of 36.9% for the three months ended December 31, 2008.

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

In connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with its independent registered public accounting firm, Crowe Horwath LLP, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.  The miscalculations resulted from delays in the provision of updated appraisal information to the Company’s accounting personnel after new appraisals were secured, ultimately delaying the completion of impairment testing and, at times, delaying the recognition of partial loan charge-offs until subsequent periods, which is the base factor in the calculation of the allowance for loan losses.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures. The Company is filing this amended and restated Form 10-Q for the quarterly period ended December 31, 2009 to correct the allowance for loan losses as set forth in the quarterly consolidated financial statements. As a result, management has concluded that a material weakness in its internal control associated with the procedures for determining the allowance for loan losses existed as of December 31, 2009. As a result of the material weakness identified and the resulting restatement of the quarterly results, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective  in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were not operating in an effective manner.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. *

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. 1*

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. 1*

11	Computation of Earnings Per Share**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* previously filed.
** filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC. (Registrant)

Date: June 27, 2011	/s/ Gregg J. Wagner
Gregg J. Wagner
President and Chief Executive Officer

Date: June 27, 2011	/s/ Michael Trinidad
Michael Trinidad
Senior Vice President and
Chief Financial Officer