Form 10-Q/A
period 2010-03-31
Brooklyn Federal Bancorp, Inc.
filed 2011-06-27
CIK 1310313

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

EXPLANATORY NOTE

In connection with the preparation of its audited consolidated financial statements and annual report on Form 10-K for the fiscal year ended September 30, 2010, Brooklyn Federal Bancorp, Inc. (the “Company”) identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.  This Amendment No. 1 to Form 10-Q is being filed to correct the allowance for loan losses for the quarterly and six month periods ended March 31, 2010 and related financial statement items reflected herein as well as to update corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and in the Notes to the Consolidated Financial Statements.  This Amendment No. 1 to Form 10-Q also contains updated disclosure in Item. 4 “Controls and Procedures” regarding the Company’s disclosure controls and procedures relating to a material weakness identified as a result of such miscalculations.

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

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

	(Restated)
	March 31,	September 30,
	2010	2009
Assets	(unaudited)	(audited)
Cash and due from banks (including interest-earning balances of $7,551 and $2,102, respectively)	$10,148	$3,472
Securities:
Available-for-sale	3,213	3,305
Held-to-maturity (estimated fair value of $56,889 and $59,334, respectively)	62,009	66,201
Total securities	65,222	69,506
Loans held-for-sale	--	--
Loans receivable	423,172	430,435
Less: Allowance for loan losses	20,389	10,750
Loans receivable, net	402,783	419,685
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,638	2,382
Bank owned life insurance	9,701	9,511
Accrued interest receivable	2,675	2,799
Premises and equipment, net	1,938	2,030
Deferred tax asset	16,816	10,330
Prepaid expenses and other assets	7,859	1,730
Total assets	$518,780	$521,445

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,224	$16,595
Interest-bearing deposits	152,690	134,664
Certificates of deposit	261,469	250,811
Total deposits	430,383	402,070
Borrowings	9,300	27,300
Advance payments by borrowers for taxes and insurance	2,288	2,142
Accrued expenses and other liabilities	6,112	8,059
Total liabilities	448,083	439,571
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,889,418 and 12,890,754 outstanding, respectively	135	135
Additional paid-in capital	43,177	43,112
Retained earnings - substantially restricted	40,834	52,671
Treasury shares - at cost, 594,792 shares and 593,456 shares, respectively	(7,719)	(7,707)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,314)	(2,394)
Unallocated shares of the stock-based incentive plan	(328)	(417)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(3,088)	(3,526)
Total stockholders’ equity	70,697	81,874
Total liabilities and stockholders’ equity	$518,780	$521,445

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	(Restated)		(Restated)
	2010	2009	2010	2009
Interest income:
First mortgage and other loans	$6,907	$7,408	$14,095	$14,580
Mortgage-backed securities	862	947	1,772	1,872
Other securities and interest-earning assets	82	72	174	150
Total interest income	7,851	8,427	16,041	16,602

Interest expense:
Deposits	1,950	2,460	4,015	4,960
Borrowings	51	95	105	217
Total interest expense	2,001	2,555	4,120	5,177

Net interest income before provision for loan losses	5,850	5,872	11,921	11,425
Provision for loan losses	12,083	93	23,877	840
Net interest income after provision for loan losses	(6,233)	5,779	(11,956)	10,585

Non-interest income:
Total loss on OTTI of securities	(929)	(290)	(2,017)	(866)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	776	-
Net loss on OTTI recognized in earnings	(929)	(290)	(1,241)	(866)
Banking fees and service charges	199	257	484	626
Net gain on sale of loans held-for-sale	34	113	94	130
Other	148	142	290	298
Total non-interest (loss) income	(548)	222	(373)	188

Non-interest expense:
Compensation and fringe benefits	2,027	2,564	4,059	4,675
Occupancy and equipment	468	438	896	849
FDIC Insurance	154	44	302	60
Professional fees	423	131	594	253
Data processing fees	168	162	330	376
Other	385	370	743	722
Total non-interest expense	3,625	3,709	6,924	6,935

(Loss) income before income tax expense	(10,406)	2,292	(19,253)	3,838
Income tax (benefit) expense	(4,454)	843	(8,215)	1,414
Net (loss) income	$(5,952)	$1,449	$(11,038)	$2,424
(Loss) earnings per common share:
Basic	$(0.47)	$0.11	$(0.87)	$0.19
Diluted	$(0.47)	$0.11	$(0.87)	$0.19
Average common shares outstanding:
Basic	12,625,968	12,651,676	12,619,455	12,668,741
Diluted	12,625,968	12,652,013	12,622,373	12,673,815

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

			(Restated)					(Restated)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at September 30, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive income:
Net loss (restated)	--	--	(11,038)	--	--	--	--	(11,038)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $42	--	--	--	--	--	--	(53)	(53)
Loss on impairment of securities available-for-sale, net of income tax benefit of $37	--	--	--	--	--	--	48	48
Non-credit impairment loss on securities held-to-maturity, net of income tax benefit of $418	--	--	--	--	--	--	(204)	(204)
Transfer of credit losses on securities held-to-maturity, net of income tax benefit of $509	--	--	--	--	--	--	647	647
Total comprehensive income (restated)								(10,600)
Treasury stock purchased (1,336 shares)	--	--	--	(12)	--	--	--	(12)
Allocation of ESOP stock	--	(1)	--	--	80	--	--	79
Stock-based incentive plan expense	--	66	--	--	--	89	--	155
Dividends paid on common stock, $0.11 per share	--	--	(799)	--	--	--	--	(799)
Balance at March 31, 2010	$135	$43,177	$40,834	$(7,719)	$(2,314)	$(328)	$(3,088)	$70,697

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 31,
	(Restated)
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(11,038)	$2,424
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	79	101
Stock-based incentive plan expense	155	155
Depreciation and amortization	226	227
Provision for loan losses	23,877	840
Income from bank-owned life insurance	(175)	(183)
Gross loss on OTTI recognized in earnings	1,241	866
(Accretion) amortization of servicing rights	(29)	102
Accretion of deferred loan fees, net	(288)	(166)
Accretion of discounts, net of amortization of premiums	(205)	(48)
Originations of loans held-for-sale	(3,022)	(50,895)
Proceeds from sales of loans held-for-sale	3,065	7,310
Principal repayments on loans held-for-sale	2	988
Net gain on sales of loans held-for-sale	(94)	(130)
Decrease (increase) in accrued interest receivable	124	(353)
Deferred income tax benefit	(5,215)	(1,114)
(Increase) decrease in prepaid expenses and other assets	(7,377)	144
(Decrease) increase in accrued expenses and other liabilities	(1,947)	60
Net cash used in operating activities	(621)	(39,672)
Cash flows from investing activities:
(Loan originations in excess of repayments) Repayments in excess of loan originations	(6,687)	7,375
Principal repayments on mortgage-backed securities held-to-maturity	10,203	6,568
Purchases of mortgage-backed securities held-to-maturity	(6,462)	(5,292)
Purchases of securities available-for-sale	--	(500)
Maturities of certificates of deposit	--	997
Redemptions (purchases) of FHLB stock	744	(3)
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(134)	(84)
Net cash (used in) provided by investing activities	(2,351)	9,046
Cash flows from financing activities:
Increase in deposits	28,313	33,630
Net decrease in short term borrowings	(23,000)	(1,800)
Proceeds from long term borrowings	5,000	--
Repayments of long term borrowings	--	(439)
Increase (decrease) in advance payments by borrowers for taxes and insurance	146	(114)
Purchases of treasury stock	(12)	(1,170)
Payment of cash dividend	(799)	(744)
Net cash provided by financing activities	9,648	29,363

Net increase (decrease) in cash and cash equivalents	6,676	(1,263)
Cash and cash equivalents at beginning of year	3,472	5,053
Cash and cash equivalents at end of period	$10,148	$3,790

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 31,
	(Restated)
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

At March 31, 2010, we had total assets of $518.8 million, total deposits of $430.4 million and stockholders’ equity of $70.7 million.  Our net loss for the three months and six months ended March 31, 2010 was $6.0 million and $11.0 million, respectively.  Our principal business activity is originating mortgage loans secured by one-to-four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposit, and emphasize personal and efficient service for our customers.

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

D) Restatement

The Company determined that it needed to restate its previously issued interim condensed consolidated financial statements as of and for the three months and six months ended March 31, 2010 and that these previously issued consolidated financial statements should no longer be relied upon, as a result of certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.

This restatement corrects the allowance for loan losses for the three and six months ended March 31, 2010 and related financial statement items reflected herein.

This restatement had an effect on the Company’s consolidated net loss and cash flows for the three and six months ended March 31, 2010 and its consolidated financial condition as of March 31, 2010 as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2010		March 31, 2010
	As Reported	As Restated	As Reported	As Restated
Net interest income before provision for loan losses	$5,850	$5,850	$11,921	$11,921
Provision for loan losses	6,874	12,083	7,957	23,877
Net interest income after provision for loan losses	(1,024)	(6,233)	3,964	(11,956)
Total non-interest loss	(548)	(548)	(373)	(373)
Total non-interest expense	3,625	3,625	6,924	6,924
Loss before income tax expense	(5,197)	(10,406)	(3,333)	(19,253)
Income tax benefit	(2,429)	(4,454)	(1,679)	(8,215)
Net loss	$(2,768)	$(5,952)	$(1,654)	$(11,038)
Loss per common share:
Basic	$(0.22)	$(0.47)	$(0.13)	$(0.87)
Diluted	$(0.22)	$(0.47)	$(0.13)	$(0.87)

	For the Six Months Ended
	March 31, 2010
	As Reported	As Restated
Cash flows from operating activities:
Net (loss) income	$(1,654)	$(11,038)
Provision for loan losses	7,957	23,877
Deferred income tax benefit	(2,815)	(5,215)
Increase in prepaid expenses and other assets	(3,236)	(7,377)
Increase in accrued expenses and other liabilities	(1,952)	(1,947)
All other operating activities	1,079	1,079
Net cash provided by (used in) operating activities	(621)	(621)
Net cash (used in) provided by investing activities	(2,351)	(2,351)
Net cash provided by financing activities	9,648	9,648
Net increase in cash and cash equivalents	6,676	6,676
Cash and cash equivalents at beginning of year	3,472	3,472
Cash and cash equivalents at end of period	$10,148	$10,148

	March 31, 2010
	As Reported	As Restated
Assets
Loans receivable	431,674	423,172
Less: Allowance for loan losses	12,971	20,389
Loans receivable, net	418,703	402,783
Deferred tax asset	13,060	16,816
Prepaid expenses and other assets	5,074	7,859
All other assets	91,322	91,322
Total assets	$528,159	$518,780

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	6,107	6,112
All other liabilities	441,971	441,971
Total liabilities	448,078	448,083
Stockholders’ equity:
Retained earnings - substantially restricted	50,218	40,834
All other equity	29,863	29,863
Total stockholders’ equity	80,081	70,697
Total liabilities and stockholders’ equity	$528,159	$518,780

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

For the Three Months ended March 31, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Other-Than-Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of January 1, 2010	$9,093	$2,256	$6,837
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	924	924	-
Ending balance as of March 31, 2010	$10,017	$3,180	$6,837

For the Six Months ended March 31, 2010	Total Other-Than-Temporary Impairment Loss	Other-Than-Temporary Impairment Credit Losses Recorded in Earnings	Other-Than-Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	954	178	776
Additional other-than-temporary credit losses	978	978	-
Ending balance as of March 31, 2010	$10,017	$3,180	$6,837

Note 6 – Allowance for Loan Losses (Restated)

The following table summarizes the activity in allowance for loan losses for the six month period ended March 31, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	(Restated)
	March	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	170	--
Multi-family	2,692	--
Commercial real estate	9,956	--
Construction	255	--
Land	1,130	--
Consumer and other	35	--
Recoveries	--	--
Net charge-offs	14,238	--

Provision for loan losses	23,877	8,545

Balance at end of period	$20,389	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	3.27%	0.00%
Allowance for loan losses to total loans at end of period	4.82%	2.50%

 Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At March 31, 2010, $54.3 million of our loans net of specific allowances, or 12.83%, of our total loans, compared to $22.1 million at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

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

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	(Restated)
	March 31,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$--	$--
Multi-family	18,401	902
Commercial real estate	26,890	15,623
Construction	5,640	832
Land	669	4,722
Consumer	--	--
Total non-accrual loans	51,600	22,079

Loans past maturity and still accruing	2,699	--
Total non-performing assets	$54,299	$22,079

Ratios:
Total non-performing loans to total loans	12.83%	5.13%
Total non-performing loans to total assets	10.60%	4.23%
Total non-performing assets to total assets	10.60%	4.23%

Note 7 - Financial Instrument Fair Value Disclosures (Restated)

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at March 31, 2010 is as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	March 31, 2010	Assets	Inputs	Inputs
Impaired loans	$68,377	$--	$--	$68,377
Impaired securities	3,603	--	3,603	--

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and due from banks	$10,148	$10,148	$3,472	$3,472
Securities available-for-sale	3,213	3,213	3,305	3,305
Securities held-to-maturity	62,009	56,889	66,201	59,334
Loans receivable, net (restated)	402,783	404,647	419,685	421,085
FHLB stock	1,638	1,638	2,382	2,382

Financial liabilities:
Deposits	430,383	434,663	402,070	405,548
Borrowings	9,300	9,430	27,300	27,390

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

Note 8 – Subsequent Events

In connection with its December 31, 2009 examination of the Bank, the Office of Thrift Supervision (the “OTS”) issued a supervisory directive that the Bank cease originating new construction loans or commercial real estate loans, except for any legally binding commitments outstanding at December 3, 2009.  In addition, the OTS has designated  the Bank as being in “troubled condition”, for purposes of imposing certain regulatory restrictions including, without limitation,  that the Bank:

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total Assets.  Total assets decreased $2.6 million, or 0.5%, to $518.8 million at March 31, 2010 from $521.4 million at September 30, 2009.  This increase was primarily due to decreases in securities, loans receivable, net and FHLB stock offset by increases in cash and due from banks, loans receivable, deferred tax asset and prepaid expenses and other assets.

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

Net Loans.  Loans before allowance for loan losses decreased $7.3 million, or 1.7%, to $423.2 million at March 31, 2010 from $430.4 million at September 30, 2009, primarily due to an increase in construction loans of $14.3 million offset by decreases in multi-family loans of $8.5 million, land loans of $4.4 million, one-to-four-family loans of $1.2 million, commercial real estate loans of $7.2 million and consumer and other loans of $0.2 million.  Net deferred fees and costs increased approximately $0.1 million.  We expect nominal loan growth for the foreseeable future since, under the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at March 31, 2010 we classified $69.3 million of our assets as special mention or potential problem loans compared to $56.4 million at September 30, 2009.  This increase was due to the continuing deterioration in the real estate market that has resulted in a deterioration of the Company’s loans receivable portfolio. Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.  In addition, at March 31, 2010 we classified $66.9 million as substandard compared to $54.4 million at September 30, 2009.  Of the $66.9 million of loans classified as substandard, $51.6 million are in non-accrual status. Non-performing loans totaled $54.3 million at March 31, 2010 and are included in substandard loans.   We have evaluated each substandard loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $23.6 million did not require an allowance as of March 31, 2010 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan.  There can be no assurances that additional provision for loan losses will not be required in future periods.  The Company believes that as of March 31, 2010 the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio.

Charge-offs totaled $14.2 million for the six months ended March 31, 2010 compared to none for the six months ended March 31, 2009.  Annualized net charge-offs represented 3.27% of average loans for the six months ended March 31, 2010.

Allowance for Loan Losses and Asset Quality (Restated)

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

The following table summarizes the activity in allowance for loan losses for the six month period ended March 31, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	(Restated)
	March	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	170	--
Multi-family	2,692	--
Commercial real estate	9,956	--
Construction	255	--
Land	1,130	--
Consumer and other	35	--
Recoveries	--	--
Net charge-offs	14,238	--

Provision for loan losses	23,877	8,545

Balance at end of period	$20,389	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	3.27%	0.00%
Allowance for loan losses to total loans at end of period	4.82%	2.50%

The Company provided $23.9 million in loan loss provision for the six months ended March 31, 2010, an increase of $23.1 million compared to a $0.8 million provision in the same prior year period. The $23.1 million recognized in the provision for the six month period ended March 31, 2010 reflects increases of $2.0 million in allocated loss allowances and $14.2 million of charge offs for criticized assets and $7.7 million in a general loss allowance.  The increase in the general component of the allowance for loan losses was due to the charge-offs recognized during the quarter coupled with the increase in substandard loans.  The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that an $23.9 million provision for loan losses was warranted for the six months ended March 31, 2010.

At March 31, 2010 and September 30, 2009, the Bank’s allowance for loan losses was $20.4 million and $10.8 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 37.55% at March 31, 2010, compared to 48.69% at September 30, 2009.

Non-Performing Loans and Potential Problem Assets (Restated)

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

Non-Performing Loans. Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At March 31, 2010, $54.3 million of our loans net of specific allowances, or 12.83%, of our total loans, compared to $22.1 million at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

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

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	(Restated)
	March 31,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$--	$--
Multi-family	18,401	902
Commercial real estate	26,890	15,623
Construction	5,640	832
Land	669	4,722
Consumer	--	--
Total non-accrual loans	51,600	22,079

Loans past maturity and still accruing	2,699	--
Total non-performing assets	$54,299	$22,079

Ratios:
Total non-performing loans to total loans	12.83%	5.13%
Total non-performing loans to total assets	10.60%	4.23%
Total non-performing assets to total assets	10.60%	4.23%

Federal Home Loan Bank of New York Stock.  FHLB stock decreased $0.8 million, or 31.2%, to $1.6 million at March 31, 2010 from $2.4 million at September 30, 2009.  This decrease was primarily due to the decrease in FHLB borrowings, which triggered redemptions of FHLB stock. We have evaluated the FHLB stock for impairment as of March 31, 2010, concluding there was no impairment.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $6.1 million, or 354.3%, to $7.8 million at March 31, 2010 from $1.7 million at September 30, 2009.  The increase was primarily due to increases of $2.0 million in prepaid FDIC insurance assessments, $1.1 million in accrued income tax receivable and $0.3 million in accounts receivable.  The FDIC prepaid insurance assessment covers the estimated premiums to be paid by the Bank through December 31, 2012.

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

The following table sets forth the Bank’s capital position at March 31, 2010 and September 30, 2009, as compared to the minimum regulatory capital requirements:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2010:	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$74,780	12.5%	$48,032	8.0%	$60,040	10.0%
Tier I risk-based capital (to risk weighted assets)	63,721	10.6	24,016	4.0	36,024	6.0
Tangible capital (to tangible assets)	63,721	12.3	7,751	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	63,721	12.3	15,502	3.0	25,836	5.0

At September 30, 2009:
Total risk-based capital (to risk weighted assets)	$79,779	14.5%	$43,938	8.0%	$54,922	10.0%
Tier I risk-based capital (to risk weighted assets)	71,192	13.0	21,969	4.0	32,953	6.0
Tangible capital (to tangible assets)	71,192	13.8	7,760	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	71,192	13.8	15,521	3.0	25,868	5.0

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2010:

Commitment Expiration by Period
			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$1,267	$1,267	$--	$--	$--
Unused lines of credit, including undisbursed construction loans	80,419	61,218	11,636	2,242	5,323
Total	$81,686	$62,485	$11,636	$2,242	$5,323

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

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:

Loans (1)	$435,643	$6,907	6.34%	$407,550	$7,408	7.27%
Mortgage-backed securities (2)	68,347	862	5.04	80,200	947	4.72
Investment securities and other interest-earning assets (2)	9,705	82	3.43	7,791	72	3.71
Total interest-earning assets	513,695	7,851	6.10%	495,541	8,427	6.80

Non interest-earning assets	12,893			20,707
Total assets	$526,588			$516,248

Interest-bearing liabilities:

Savings accounts	$63,111	92	0.59	$58,784	149	1.01
Money market/NOW accounts	85,232	250	1.19	60,694	247	1.63
Certificates of deposit	262,158	1,608	2.49	227,353	2,064	3.63
Total interest-bearing deposits	410,501	1,950	1.93	346,831	2,460	2.84
Borrowings	8,868	51	2.33	52,944	95	0.72
Total interest-bearing liabilities	419,369	2,001	1.94	399,775	2,555	2.56

Non interest-bearing liabilities:	28,426			29,610
Total liabilities	447,795			429,385

Stockholders’ equity	78,793			86,863
Total liabilities & stockholders’ equity	$526,588			$516,248

Net interest income		$5,850			$5,872

Average interest rate spread			4.16%			4.24%

Net interest-earning assets	$94,326			$95,766

Net interest margin			4.56%			4.74%

Ratio of average interest-earning assets to interest-bearing liabilities			122.49%			123.95%

(1)  Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)  These amounts represent net amounts after OTTI charges.

	Six months ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:

Loans (1)	$434,442	$14,095	6.49%	$395,551	$14,580	7.37%
Mortgage-backed securities (2)	70,664	1,772	5.02	80,107	1,872	4.67
Investments securities and other interest-earning assets (2)	8,996	174	3.88	8,480	150	3.55
Total interest-earning assets	514,102	16,041	6.24%	484,138	16,602	6.86

Non interest-earning assets	12,016			20,894
Total assets	$526,118			$505,032

Interest-bearing liabilities:

Savings accounts	$62,189	193	0.62	$57,897	301	1.04
Money market/NOW accounts	81,960	512	1.25	59,472	536	1.80
Certificates of deposit	258,847	3,310	2.56	221,442	4,123	3.72
Total interest-bearing deposits	402,996	4,015	2.00	338,811	4,960	2.93
Borrowings	13,543	105	1.55	49,319	217	0.88
Total interest-bearing liabilities	416,539	4,120	1.98	388,130	5,177	2.67

Non interest-bearing liabilities	28,567			30,042
Total liabilities	445,106			418,172

Stockholders’ equity	81,012			86,860
Total liabilities & stockholders’ equity	$526,118			$505,032

Net interest income		$11,921			$11,425
Average interest rate spread			4.26%			4.19%
Net interest-earning assets	$97,563			$96,008
Net interest margin			4.63%			4.72%

Ratio of average interest-earning assets to interest-bearing liabilities			123.42%			124.74%

(1)  Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)  These amounts represent net amounts after OTTI charges.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income.  Net income decreased $7.4 million to a net loss of $6.0 million for the three months ended March 31, 2010 from net income of $1.4 million for the three months ended March 31, 2009.  The primary reasons for the decrease were the increase in the provision for loan losses of $12.0 million, to $12.1 million for the three months ended March 31, 2010 from $0.1 million for the three months ended March 31, 2009 and an increase in other-than-temporary impairment of securities of $0.6 million, to $0.9 million for the three months ended March 31, 2010 from $0.3 million for the three months ended March 31, 2009, which was partially offset by a reduction in  income tax expense of $5.3 million due to an income tax benefit of $4.5 million for the three months ended March 31, 2010, compared to an income tax expense of $0.8 million for the three months ended March 31, 2009.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses remained unchanged at $5.9 million for the three months ended March 31, 2010 and 2009.  The Bank’s net interest rate spread decreased eight basis points to 4.16% for the three months ended March 31, 2010, compared to 4.24% for the three months ended March 31, 2009.  The Bank’s net interest margin decreased 18 basis points to 4.56% for the three months ended March 31, 2010, compared to 4.74% for the three months ended March 31, 2009.

Interest Income.  Interest income decreased $0.6 million, or 6.8%, for the three months ended March 31, 2010 from $8.4 million for the three months ended March 31, 2009 to $7.8 million. Interest income on loans decreased $0.5 million, or 6.8%, to $6.9 million for the quarter ended March 31, 2010 from $7.4 million for the quarter ended March 31, 2009. Interest on construction loans increased $0.7 million offset by decreases of $1.1 million in multi-family and commercial real estate loan income and $0.1 million in one-to-four-family loan income.  The average balance of the loan portfolio increased $28.1 million, or 7.5%, to $435.6 million for the three months ended March 31, 2010 from $407.5 million for the three months ended March 31, 2009. The average yield on loans decreased 93 basis points to 6.34% for the three months ended March 31, 2010, from 7.27% for the three months ended March 31, 2009. Interest income on mortgage-backed securities decreased $0.1 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The average balance of the mortgage-backed securities portfolio decreased $11.9 million, or 14.8%, to $68.3 million at March 31, 2010 from $80.2 million at March 31, 2009.  The average yield on mortgage-backed securities increased 32 basis points to 5.04% for the quarter ended March 31, 2010, compared to 4.72% for the quarter ended March 31, 2009.  Interest income on investment securities and other interest-earning assets remained flat at $0.1 million for the three months ended March 31, 2010 and 2009.  The average balance of investment securities and other interest-earning assets increased $1.9 million, or 24.6%, to $9.7 million for the quarter ended March 31, 2010 from $7.8 million for the quarter ended March 31, 2009. The average yield on investment securities and other interest-earning assets decreased 28 basis points to 3.43% for the three months ended March 31, 2010, compared to 3.71% for the three months ended March 31, 2009.

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

Provision for Loan Losses. The Company provided $12.1 million in loan loss provision for the second quarter of fiscal 2010, an increase of $12.0 million compared to a $0.1 million loan loss provision in the prior year period. The $12.1 million provision for the three month period ended March 31, 2010 reflects increases of $1.1 million in allocated loss allowances and $11.7 million in charge offs for criticized assets offset by a $0.7 million decrease in the general loss allowance. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, real estate values and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $12.1 million provision for loan losses was warranted for the three months ended March 31, 2010. Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

Income Taxes. Income tax expense decreased  $5.3 million to a benefit of  $4.4 million for the three months ended March 31, 2010, compared to an expense of $0.9 million for the three months ended March 31, 2009.  The reason for this decrease was the loss before provision for income taxes.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

Net Income.  Net income decreased $13.4 million to a net loss of $11.0 million for the six months ended March 31, 2010 from net income of $2.4 million for the six months ended March 31, 2009.  The primary reasons for the decrease were the increases in the provision for loan losses of $23.0 million and the loss on impairment of investment securities of $0.4 million, partially offset by an increase in net interest income of $0.6 million.  Income tax expense decreased $9.6 million for the six months ended March 31, 2010, compared to the same period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $0.5 million, or 4.3%, to $11.9 million for the six months ended March 31, 2010 from $11.4 million for the six months ended March 31, 2009.  The increase in net interest income resulted primarily from a sharp decrease in the average cost of interest-bearing deposits from 2.93% for the six months ended March 31, 2009 to 2.00% for the six months ended March 31, 2010. The average balance of interest-bearing deposits increased by 18.9%, from $338.8 million for the six months ended March 31, 2009 to $403.0 million for the six months ended March 31, 2010. The Bank’s net interest rate spread increased seven basis points to 4.26% for the six months ended March 31, 2010, compared to 4.19% for the six months ended March 31, 2009.  The Bank’s net interest margin decreased nine basis points to 4.63% from 4.72% for the comparative periods.

Interest Income.  Interest income decreased $0.6 million, or 3.4%, to $16.0 million for the six months ended March 31, 2010 from $16.6 million for the six months ended March 31, 2009.  Interest income on loans decreased $0.5 million, or 3.4%, to $14.1 million for the six months ended March 31, 2010 from $14.6 million for the six months ended March 31, 2009.  Interest on construction loans increased $1.5 million, which was offset by decreases of $1.7 million in multi-family and commercial real estate loan income and $0.3 million in one-to-four-family loan income.  The average balance of the loan portfolio increased $38.3 million, or 9.8%, to $434.4 million for the six months ended March 31, 2010 from $395.6 million for the six months ended March 31, 2009. The average yield on loans decreased 88 basis points to 6.49% for the six months ended March 31, 2010, from 7.37% for the six months ended March 31, 2009. Interest income on mortgage-backed securities decreased $0.1 million, or 5.3%, for the six months ended March 31, 2010, compared to the same period last year. The average balance of mortgage-backed securities decreased $9.4 million, however the average yield increased by 35 basis points, from 4.67% for the six months ended March 31, 2009 to 5.02% for the six months ended March 31, 2010.   Interest income on investment securities and other interest-earning assets was flat for the six months ended March 31, 2010, compared to the same period last year. The average balance on investment securities and other interest-earning assets increased $0.5 million, or 6.1%, to $9.0 million for the six months ended March 31, 2010 from $8.5 million for the six months ended March 31, 2009. The average yield on investment securities and other interest-earning assets increased 33 basis points to 3.88% for the six months ended March 31, 2010, compared to 3.55% for the six months ended March 31, 2009.

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

Provision for Loan Losses. The Company provided $23.9 million in loan loss provision for the six months ended March 31, 2010, an increase of $23.0 million compared to a $0.9 million loan loss provision in the  prior year period for the same reasons noted in the “Provision for Loan Losses” discussion for the three months ended March 31, 2010.  Based upon the Company’s evaluation, the $23.9 million recognized in the loan loss provision for the six month period ended March 31, 2010 reflecting increases of $2.0 million in specific loss allowances and $14.2 million of charge offs for criticized assets and $7.7 million in a general loss allowance was warranted.  Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

Income Taxes. Income tax expense decreased $9.6 million to a benefit of $8.2 million for the six months ended March 31, 2010, from an expense of $1.4 million for the six months ended March 31, 2009.  The reason for this decrease was the loss before provision for income taxes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2010.  Our conclusion was primarily related to the methodologies we used to assess the adequacy of the allowance for loan losses.  We concluded that those methodologies relied too heavily on subjective factors, and did not adequately take into account directional trends.  We have concluded that this is a material weakness in our internal controls over financial reporting.    In addition, in connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with its independent registered public accounting firm, Crowe Horwath LLP, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.  The miscalculations resulted from delays in the provision of updated appraisal information to the Company’s accounting personnel after new appraisals were secured, ultimately delaying the completion of impairment testing and, at times, delaying the recognition of partial loan charge-offs until subsequent periods, which is the base factor in the calculation of the allowance for loan losses.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures. The Company is filing this amended and restated Form 10-Q for the quarterly period ended March 31, 2010 to correct the allowance for loan losses as set forth in the quarterly consolidated financial statements. As a result, management has concluded that an additional material weakness in its internal control associated with the procedures for determining the allowance for loan losses existed as of  March 31, 2010.

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

              The Company repurchased 1,336 shares of Common Stock in the quarter ending March 31, 2010.  Through September 30, 2009, the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through March 31, 2010, the Company has repurchased 106,600 shares at an average cost of $11.44 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

Company Purchases of Common Stock
Total
			number of	Approximate
			shares	dollar value of
			purchased	shares that
			as part of	may yet be
	Total	Average	publicly	purchased
	number of	price	announced	under the
	shares	paid per	plans or	plans or
Period	purchased	share	programs	programs
January 1, 2010 through January 31, 2010	1,336	$8.88	594,792	$780,559
February 1, 2010 through February 28, 2010	-	-	-	-
March 1, 2010 through March 31, 2010	-	-	-	-
Total	1,336	$8.88	594,792	$780,559

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. 1

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. 1

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. 1

11	Computation of Earnings Per Share **

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

1    Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration Statement No. 333-121580).

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC. (Registrant)

Date: June 27, 2011	/s/ Gregg J. Wagner
Gregg J. Wagner
President and Chief Executive Officer

Date: June 27, 2011	/s/ Michael A. Trinidad
Senior Vice President and
Chief Financial Officer