Form 10-Q/A
period 2010-06-30
Brooklyn Federal Bancorp, Inc.
filed 2011-06-27
CIK 1310313

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

EXPLANATORY NOTE

In connection with the preparation of its audited consolidated financial statements and annual report on Form 10-K for the fiscal year ended September 30, 2010, Brooklyn Federal Bancorp, Inc. (the “Company”) identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.  This Amendment No. 1 to Form 10-Q is being filed to correct the allowance for loan losses for the quarterly and nine month periods ended June 30, 2010 and related financial statement items reflected herein as well as to update corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and in the Notes to the Consolidated Financial Statements.  This Amendment No. 1 to Form 10-Q also contains updated disclosure in Item. 4 “Controls and Procedures” regarding the Company’s disclosure controls and procedures relating to a material weakness identified as a result of such miscalculations.

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

Form 10-Q Quarterly Report

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	(Restated)
	June 30,	September 30,
	2010	2009
	(unaudited)	(audited)
Assets
Cash and due from banks (including interest-earning balances of $5,553 and $2,102, respectively)	$8,950	$3,472
Securities:
Available-for-sale	74,591	3,305
Held-to-maturity (estimated fair value of $59,334 at September 30, 2009)	-	66,201
Total securities	74,591	69,506
Loans receivable	405,749	430,435
Less: Allowance for loan losses	21,548	10,750
Loans receivable, net	384,201	419,685
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,970	2,382
Bank owned life insurance	9,790	9,511
Accrued interest receivable	2,187	2,799
Premises and equipment, net	1,853	2,030
Deferred tax asset	22,943	10,330
Prepaid expenses and other assets	7,248	1,730
Total assets	$513,733	$521,445

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,861	$16,595
Interest-bearing deposits	155,844	134,664
Certificates of deposit	255,428	250,811
Total deposits	428,133	402,070
Borrowings	15,200	27,300
Advance payments by borrowers for taxes and insurance	1,595	2,142
Accrued expenses and other liabilities	5,640	8,059
Total liabilities	450,568	439,571
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,889,344 and 12,890,754 outstanding, respectively	135	135
Additional paid-in capital	43,135	43,112
Retained earnings - substantially restricted	30,648	52,671
Treasury shares - at cost, 594,866 shares and 593,456 shares, respectively	(7,720)	(7,707)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,275)	(2,394)
Unallocated shares of the stock-based incentive plan	(297)	(417)
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of income tax	(461)	(3,526)
Total stockholders’ equity	63,165	81,874
Total liabilities and stockholders' equity	$513,733	$521,445

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	(Restated)		(Restated)
	2010	2009	2010	2009
Interest income:
First mortgage and other loans	$6,292	$7,800	$20,387	$22,380
Mortgage-backed securities	822	924	2,594	2,796
Other securities and interest-earning assets	55	96	229	246
Total interest income	7,169	8,820	23,210	25,422

Interest expense:
Deposits	1,757	2,313	5,772	7,273
Borrowings	68	64	173	281
Total interest expense	1,825	2,377	5,945	7,554

Net interest income before provision for loan losses	5,344	6,443	17,265	17,868
Provision for loan losses	9,749	376	33,626	1,216
Net interest income after provision for loan losses	(4,405)	6,067	(16,361)	16,652

Non-interest income:
Total loss on OTTI of securities	(9,529)	(2,300)	(11,546)	(3,166)
Less:
Non-credit portion of OTTI recorded in other
comprehensive income (before taxes)	(776)	2,078	-	2,078
Net loss on OTTI recognized in earnings	(10,305)	(222)	(11,546)	(1,088)
Banking fees and service charges	178	427	662	1,053
Net gain on sale of loans held-for-sale	91	92	185	222
Other	155	161	445	459
Total non-interest (loss) income	(9,881)	458	(10,254)	646

Non-interest expense:
Compensation and fringe benefits	1,937	2,052	5,996	6,727
Occupancy and equipment	444	444	1,340	1,293
FDIC Insurance	263	486	565	546
Professional fees	259	83	853	336
Data processing fees	165	177	495	553
Other	418	318	1,161	1,040
Total non-interest expense	3,486	3,560	10,410	10,495

(Loss) income before income tax expense	(17,772)	2,965	(37,025)	6,803
Income tax (benefit) expense	(7,804)	1,226	(16,019)	2,640
Net (loss) income	$(9,968)	$1,739	$(21,006)	$4,163
(Loss) earnings per common share:
Basic	$(0.79)	$0.14	$(1.66)	$0.33
Diluted	$(0.79)	$0.14	$(1.66)	$0.33
Average common shares outstanding:
Basic	12,631,821	12,608,619	12,623,577	12,648,701
Diluted	12,631,821	12,610,748	12,623,577	12,653,142

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

			(Restated)					(Restated)
			Retained Earnings-		Unallocated	Unallocated Shares	Accumulated Other
	Common	Additional Paid-	Substantially	Treasury	Common Stock	of the Stock-based	Comprehensive
	Stock	in Capital	Restricted	Stock	Held by ESOP	Incentive Plan	Income (Loss)	Total

Balance at September 30, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive loss:
Net loss (restated)	--	--	(21,006)	--	--	--	--	(21,006)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $2,668	--	--	--	--	--	--	(3,396)	(3,396)
Loss on impairment of securities available-for-sale, net of income tax benefit of $5,085	--	--	--	--	--	--	6,461	6,461
Total comprehensive loss (restated)								(17,941)
Treasury stock purchased (1,336 shares)	--	--	--	(13)	--	--	--	(13)
Allocation of ESOP stock	--	(15)	--	--	119	--	--	104
Stock-based incentive plan expense	--	38	--	--	--	120	--	158
Dividends paid on common stock, $0.11 per share	--	--	(1,017)	--	--	--	--	(1,017)
Balance at June 30, 2010	$135	$43,135	$30,648	$(7,720)	$(2,275)	$(297)	$(461)	$63,165

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 30,
	(Restated)
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(21,006)	$4,163
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	104	147
Stock-based incentive plan expense	158	235
Depreciation and amortization	340	339
Provision for loan losses	33,626	1,216
Income from bank-owned life insurance	(264)	(277)
Gross loss on OTTI recognized in earnings	11,546	1,088
Amortization of servicing rights	38	147
Accretion of deferred loan fees, net	(505)	(299)
Accretion of discounts, net of amortization of premiums	(274)	(100)
Originations of loans held-for-sale	(5,337)	(76,942)
Proceeds from sales of loans held-for-sale	5,426	12,497
Principal repayments on loans held-for-sale	2	8,501
Net gain on sales of loans held-for-sale	(185)	(222)
Decrease (increase) in accrued interest receivable	612	(413)
Deferred income tax benefit	(14,769)	(1,437)
(Increase) decrease in prepaid expenses and other assets	(5,434)	783
(Decrease) increase in accrued expenses and other liabilities	(2,419)	2,285
Net cash provided by (used in) operating activities	1,659	(48,289)
Cash flows from investing activities:
Repayments in excess of loan originations	2,358	9,379
Principal repayments on mortgage-backed securities held-to-maturity	15,507	12,339
Principal repayments on mortgage-backed securities available-for-sale	101	--
Purchases of mortgage-backed securities held-to-maturity	(15,699)	(10,770)
Purchases of securities available-for-sale	(11,068)	(500)
Maturities of certificates of deposit	--	1,397
Net redemptions of FHLB stock	412	219
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(163)	(114)
Net cash (used in) provided by investing activities	(8,567)	11,935
Cash flows from financing activities:
Increase in deposits	26,063	51,933
Net decrease in short term borrowings	(17,100)	(13,800)
Proceeds from long term borrowings	5,000	2,000
Repayments of long term borrowings	--	(439)
Decrease in advance payments by borrowers for taxes and insurance	(547)	(1,005)
Purchases of treasury stock	(13)	(1,255)
Payment of cash dividend	(1,017)	(1,108)
Net cash provided by financing activities	12,386	36,326

Net increase (decrease) in cash and cash equivalents	5,478	(28)
Cash and cash equivalents at beginning of year	3,472	5,053
Cash and cash equivalents at end of period	$8,950	$5,025

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

BFS Bancorp, MHC3

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

At June 30, 2010, the Bank had total assets of $513.7 million, total deposits of $431.3 million and stockholders’ equity of $63.2 million.  Our net loss for the three months and nine months ended June 30, 2010 was $10.0 million and $21.0 million, respectively.  Our principal business activity is originating mortgage loans secured by one-to-four-family residential real estate, multi-family real estate and commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposit, and emphasize personal and efficient service for our customers.

Note 2 - Basis of Presentation, Reclassifications, Subsequent Events and Restatement

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

D) Restatement

The Company determined that it needed to restate its previously issued interim condensed consolidated financial statements as of and for the three months and nine months ended June 30, 2010 and that these previously issued consolidated financial statements should no longer be relied upon, as a result of certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.

This restatement corrects the allowance for loan losses for the three and nine months ended June 30, 2010 and related financial statement items reflected herein.

This restatement had an effect on the Company’s consolidated net loss and cash flows for the three and nine months ended June 30, 2010 and its consolidated financial condition as of June 30, 2010 as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2010		June 30, 2010
	As Reported	As Restated	As Reported	As Restated
Net interest income before provision for loan losses	$5,344	$5,344	$17,265	$17,265
Provision for loan losses	8,790	9,749	16,747	33,626
Net interest income after provision for loan losses	(3,446)	(4,405)	518	(16,361)
Total non-interest loss	(9,881)	(9,881)	(10,254)	(10,254)
Total non-interest expense	3,486	3,486	10,410	10,410
Loss before income tax expense	(16,813)	(17,772)	(20,146)	(37,025)
Income tax benefit	(7,469)	(7,804)	(9,148)	(16,019)
Net loss	$(9,344)	$(9,968)	$(10,998)	$(21,006)
Loss per common share:
Basic	$(0.74)	$(0.79)	$(0.87)	$(1.66)
Diluted	$(0.74)	$(0.79)	$(0.87)	$(1.66)

	For the Nine Months Ended
	June 30, 2010
	As Reported	As Restated
Cash flows from operating activities:
Net (loss) income	$(10,998)	$(21,006)
Provision for loan losses	16,747	33,626
Deferred income tax benefit	(11,918)	(14,769)
Increase in prepaid expenses and other assets	(2,021)	(5,434)
Increase in accrued expenses and other liabilities	(1,805)	(2,419)
All other operating activities	11,661	11,661
Net cash provided by (used in) operating activities	1,666	1,659
Net cash (used in) provided by investing activities	(8,574)	(8,567)
Net cash provided by financing activities	12,386	12,386
Net increase in cash and cash equivalents	5,478	5,478
Cash and cash equivalents at beginning of year	3,472	3,472
Cash and cash equivalents at end of period	$8,950	$8,950

	June 30, 2010
	As Reported	As Restated
Assets
Securities available-for-sale	74,597	74,591
Loans receivable	422,847	405,749
Less: Allowance for loan losses	21,767	21,548
Loans receivable, net	401,080	384,201
Deferred tax asset	20,092	22,943
Prepaid expenses and other assets	3,839	7,248
All other assets	24,750	24,750
Total assets	$524,358	$513,733

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	6,257	5,640
All other liabilities	444,928	444,928
Total liabilities	451,185	450,568
Stockholders’ equity:
Retained earnings - substantially restricted	40,656	30,648
All other equity	32,517	32,517
Total stockholders’ equity	73,173	63,165
Total liabilities and stockholders’ equity	$524,358	$513,733

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

Note 5 - Securities

Investments in securities at June 30, 2010 and September 30, 2009 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
June 30, 2010	cost	gains	losses	fair value
		(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Government agency	$9,254	$10	$(10)	$9,254
Government-sponsored enterprises	28,782	427	(90)	29,119
Private issuers	34,216	633	(1,808)	33,041
Mutual funds	3,159	18	-	3,177
Total securities available-for-sale	$75,411	$1,088	$(1,908)	$74,591

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2009	cost	gains	losses	fair value
		(In thousands)
Securities available-for-sale:
Mutual funds	$3,289	$16	$-	$3,305

			Gross	Gross
	Amortized		unrealized	unrealized	Estimated
	cost	Carrying cost	gains	losses	fair value
			(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Government agency	$125	$125	$3	$(5)	$123
Government-sponsored enterprises	20,474	20,474	391	(2)	20,863
Private issuers	51,630	45,602	259	(7,513)	38,348
Total securities held-to-maturity	$72,229	$66,201	$653	$(7,520)	$59,334

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

			Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
		Other-Than- Temporary Impairment Credit Losses Recorded in Earnings

	Total Other-
	Than-
	Temporary
	Impairment
For the Three Months ended June 30, 2010	Loss
		(in thousands)
Beginning balance as of April 1, 2010	$10,017	$3,180	$6,837
Add: Initial other-than-temporary credit losses	4,001	4,001	-
Additional other-than-temporary credit losses	(578)	6,259	(6,837)
Ending balance as of June 30, 2010	$13,440	$13,440	$-

			Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
		Other-Than- Temporary Impairment Credit Losses Recorded in Earnings

	Total Other-
	Than-
	Temporary
	Impairment
For the Three Months ended June 30, 2009	Loss
		(in thousands)
Beginning balance as of April 1, 2009	$-	$-	$-
Add: Initial other-than-temporary credit losses	2,300	222	2,078
Additional other-than-temporary credit losses	-	-	-
Ending balance as of June 30, 2009	$2,300	$222	$2,078

			Other-Than- Temporary Impairment Credit Losses Recorded in Other Comprehensive Income
		Other-Than- Temporary Impairment Credit Losses Recorded in Earnings

	Total Other-
	Than-
	Temporary
	Impairment
For the Nine Months ended June 30, 2010	Loss
		(in thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	4,955	4,179	776
Additional other-than-temporary credit losses	400	7,237	(6,837)
Ending balance as of June 30, 2010	$13,440	$13,440	$-

Other-Than-
		Other-Than- Temporary Impairment Credit Losses Recorded in Earnings	Temporary
Impairment
	Total Other-		Credit Losses
	Than-		Recorded in
	Temporary		Other
	Impairment		Comprehensive
For the Nine Months ended June 30, 2009	Loss		Income
(in thousands)
Beginning balance as of September 30, 2008	$-	$-	$-
Add: Initial other-than-temporary credit losses	2,300	222	2,078
Additional other-than-temporary credit losses	-	-	-
Ending balance as of June 30, 2009	$2,300	$222	$2,078

Note 6 – Allowance for Loan Losses (Restated)

The following table summarizes the activity in allowance for loan losses for the nine month period ended June 30, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	(Restated)
	June	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	170	-
Multi-family	6,869	-
Commercial real estate	13,724	-
Construction	264	-
Land	1,772	-
Consumer and other	35	-
Recoveries	(6)	-
Net charge-offs	22,828	-

Provision for loan losses	33,626	8,545

Balance at end of period	$21,548	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	5.34%	0.00%
Allowance for loan losses to total loans at end of period	5.82%	2.50%

 Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At June 30, 2010, $82.3 million of our loans net of specific allowances, or 20.3% of our total loans, compared to $22.1 million, or 5.13% at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

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

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	(Restated)
	June 30,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$-	$-
Multi-family	25,805	902
Commercial real estate	36,374	15,623
Construction	4,579	832
Land	4,807	4,722
Total non-accrual loans	71,565	22,079

Loans past maturity and still accruing	10,775	-
Total non-performing assets	$82,340	$22,079

Ratios:
Total non-performing loans to total loans	20.29%	5.13%
Total non-performing loans to total assets	16.06%	4.23%
Total non-performing assets to total assets	16.06%	4.23%

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at June 30, 2010 and September 30, 2009 is as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	June 30, 2010	Assets	Inputs	Inputs
Impaired loans	$88,973	$-	$-	$88,973
Impaired securities	6,687	-	6,687	-

		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2009	Assets	Inputs	Inputs
Impaired loans	$17,880	$-	$-	$17,880
Impaired securities	724	-	724	-

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
		(In thousands)
Financial assets:
Cash and due from banks	$8,950	$8,950	$3,472	$3,472
Securities available-for-sale	74,597	74,597	3,305	3,305
Securities held-to-maturity	-	-	66,201	59,334
Loans receivable, net (restated)	380,071	381,348	419,685	421,085
FHLB stock	1,970	1,970	2,382	2,382

Financial liabilities:
Deposits	428,133	432,685	402,070	405,548
Borrowings	15,200	15,521	27,300	27,390

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

Note 8 – Subsequent Events

As previously disclosed, in connection with its December 31, 2009 examination of the Bank, the Office of Thrift Supervision (the “OTS”) issued a supervisory directive that the Bank cease originating new construction loans or commercial real estate loans, except for any legally binding commitments outstanding at December 3, 2009.  In addition, the OTS designated  the Bank as being in “troubled condition”, for purposes of imposing certain regulatory restrictions including, without limitation,  that the Bank:

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Overview.  Total assets decreased $7.7 million, or 1.5%, to $513.7 million at June 30, 2010 from $521.4 million at September 30, 2009.  This decrease was primarily due to decreases to loans receivable, FHLB stock and accrued interest receivable. In addition, the growth in the deposit base was used to pay down $12.1 million in borrowings. This was partially offset by increases in cash and due from banks as a result of growth in deposits, securities, deferred tax asset and prepaid expenses and other assets.

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

 Net Loans.  Loans before allowance for loan losses decreased $24.6 million, or 5.7%, to $405.8 million at June 30, 2010 from $430.4 million at September 30, 2009, primarily due to decreases in multi-family loans of $18.6 million, commercial real estate loans of $18.8 million, one-to-four family loans of $4.7 million and land loans of $4.1 million offset in part by an increase in construction loans of $19.8 million. We expect nominal loan growth for the foreseeable future since, under the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at June 30, 2010 we classified $56.3 million of our assets as special mention or potential problem loans compared to $56.4 million at September 30, 2009.   Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.

At June 30, 2010 we classified $89.0 million of loans as substandard compared to $54.4 million at September 30, 2009.  Substandard loans include $82.3 million of non-performing loans, of which $71.6 million are non-accrual loans and $10.7 million are loans contractually past maturity date for which we continue to accrue interest. Of the $71.6 million in non-accrual loans, $32.8 million are TDR’s and are performing in accordance with their modified terms. We have evaluated each substandard loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $53.2 million of such substandard loans did not require an allowance as of June 30, 2010 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan.  The Company believes that as of June 30, 2010 the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio. There can be no assurances that additional provision for loan losses will not be required in future periods.

Net charge-offs totaled $22.8 million for the nine months ended June 30, 2010 compared to none for the nine months ended June 30, 2009.  Annualized net charge-offs represented 5.34% of average loans for the nine months ended June 30, 2010.

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

The following table summarizes the activity in allowance for loan losses for the nine month period ended June 30, 2010 and fiscal year ended September 30, 2009 (dollars in thousands):

	(Restated)
	June	September
	2010	2009

Balance at beginning of period	$10,750	$2,205

Charge-offs:
One-to-four-family	170	-
Multi-family	6,869	-
Commercial real estate	13,724	-
Construction	264	-
Land	1,772	-
Consumer and other	35	-
Recoveries	(6)	-
Net charge-offs	22,828	-

Provision for loan losses	33,626	8,545

Balance at end of period	$21,548	$10,750

Ratios:
Annualized net charge-offs to average loans outstanding	5.34%	0.00%
Allowance for loan losses to total loans at end of period	5.82%	2.50%

The Company provided $33.6 million in loan loss provision for the nine months ended June 30, 2010, an increase of $32.4 million, compared to a $1.2 million provision in the same prior year period. The $33.6 million recognized in the provision for the nine month period ended June 30, 2010 reflects $3.1 million in allocated loss allowance and $22.8 million of charge offs for criticized assets and $7.7 million in a general loss allowance.  The increase in the general allowance for loan losses is due to the increasing trend in substandard loans caused by the economic downturn in our real estate market as evidenced by the increase in non-performing loans from $22.1 million at September 30, 2009 to $82.3 million at June 30, 2010.  The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $33.6 million provision for loan losses was warranted for the nine months ended June 30, 2010.

At June 30, 2010 and September 30, 2009, the Bank’s allowance for loan losses was $21.6 million and $10.8 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 26.25% at June 30, 2010, compared to 48.69% at September 30, 2009.

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

Non-Performing Loans. Non-performing loans are defined as either in non-accrual status and/or past contractual maturity date.  At June 30, 2010, $82.3 million of our loans net of specific allowances, or 20.29%, of our total loans, compared to $22.1 million, or 5.13%, at September 30, 2009, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

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

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	(Restated)
	June 30,	September 30,
	2010	2009

Non-accrual loans:
One- to four-family	$-	$-
Multi-family	25,805	902
Commercial real estate	36,374	15,623
Construction	4,579	832
Land	4,807	4,722
Total non-accrual loans	71,565	22,079

Loans past maturity and still accruing	10,775	-
Total non-performing assets	$82,340	$22,079

Ratios:
Total non-performing loans to total loans	20.29%	5.13%
Total non-performing loans to total assets	16.06%	4.23%
Total non-performing assets to total assets	16.06%	4.23%

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

Deferred Tax Asset.  Deferred tax asset increased $12.6 million, or 122.1%, to $22.9 million at June 30, 2010 from $10.3 million at September 30, 2009.  The elevated levels of the Company’s allowance for loan losses and OTTI have been the contributing factors to this marked increase.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $5.5 million, or 319.25%, to $7.2 million at June 30, 2010 from $1.7 million at September 30, 2009.  The increase was due primarily to an increase in prepaid FDIC insurance assessments.  The FDIC prepaid insurance assessment covers the estimated premiums to be paid by the Bank through December 31, 2012.

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

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities decreased $2.4 million, or 29.9%, to $5.7 million at June 30, 2010 from $8.1 million at September 30, 2009.  This decrease was primarily due to a reduction in income tax payable due to a decrease in current taxable income.

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

The following table sets forth the Bank’s capital position at June 30, 2010 and September 30, 2009, as compared to the minimum regulatory capital requirements:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At June 30, 2010 (restated):
Total risk-based capital (to risk weighted assets)	$64,230	12.1%	$42,398	8.0%	$52,997	10.0%
Tier I risk-based capital (to risk weighted assets)	56,122	10.6	21,199	4.0	31,798	6.0
Tangible capital (to tangible assets)	56,122	11.0	7,680	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	56,122	11.0	15,359	3.0	25,599	5.0

At September 30, 2009:
Total risk-based capital (to risk weighted assets)	$79,779	14.5%	$43,938	8.0%	$54,922	10.0%
Tier I risk-based capital (to risk weighted assets)	71,192	13.0	21,969	4.0	32,953	6.0
Tangible capital (to tangible assets)	71,192	13.8	7,760	1.5	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	71,192	13.8	15,521	3.0	25,868	5.0

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2010:

Commitment Expiration by Period
			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$1,494	$1,494	$-	$-	$-
Unused lines of credit, including undisbursed construction loans	64,539	44,835	3,755	8,179	7,770
Total	$66,033	$46,329	$3,755	$8,179	$7,770

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

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Three months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:

Loans (1)	$415,572	$6,292	6.06%	$417,442	$7,800	7.47%
Mortgage-backed securities (2)	74,291	822	4.43	75,927	924	4.87
Investment securities and other interest-earning assets (2)	15,169	55	1.45	8,904	96	4.31
Total interest-earning assets	505,032	7,169	5.68	502,273	8,820	7.02

Non interest-earning assets	11,941			18,611
Total assets	$516,973			$520,884

Interest-bearing liabilities:

Savings accounts	$64,571	68	0.42	$62,313	150	0.96
Money market/NOW accounts	92,498	180	0.78	64,107	244	1.52
Certificates of deposit	260,078	1,509	2.33	238,109	1,919	3.22
Total interest-bearing deposits	417,147	1,757	1.69	364,529	2,313	2.54
Borrowings	9,796	68	2.78	37,100	64	0.69
Total interest-bearing liabilities	426,943	1,825	1.71	401,629	2,377	2.37

Non interest-bearing liabilities:	24,283			31,428
Total liabilities	451,226			433,057

Stockholders’ equity	65,747			87,827
Total liabilities & stockholders’ equity	$516,973			$520,884

Net interest income		$5,344			$6,443
Average interest rate spread			3.96%			4.65%
Net interest-earning assets	$78,089			$100,644
Net interest margin			4.23%			5.13%

Ratio of average interest-earning assets to interest-bearing liabilities			118.29%			125.06%

(1) Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)  These amounts represent net amounts after OTTI charges.

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES

	Nine months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:

Loans (1)	$427,047	$20,387	6.37%	$402,673	$22,380	7.41%
Mortgage-backed securities (2)	71,873	2,594	4.81	77,989	2,796	4.78
Investment securities and other interest-earning assets (2)	11,102	229	2.76	9,503	246	3.45
Total interest-earning assets	503,999	23,210	6.07	490,165	25,422	6.92

Non interest-earning assets	12,876			18,557
Total assets	$522,898			$508,722

Interest-bearing liabilities:

Savings accounts	$62,758	261	0.56	$59,362	451	1.01
Money market/NOW accounts	85,698	692	1.08	59,395	780	1.75
Certificates of deposit	259,257	4,819	2.49	226,954	6,042	3.55
Total interest-bearing deposits	407,713	5,772	1.89	345,711	7,273	2.81
Borrowings	12,294	173	1.88	45,220	281	0.83
Total interest-bearing liabilities	420,007	5,945	1.89	390,931	7,554	2.58

Non interest-bearing liabilities	26,818			30,652
Total liabilities	446,825			421,583

Stockholders’ equity	76,703			87,139
Total liabilities & stockholders’ equity	$522,898			$508,722

Net interest income		$17,265			$17,868
Average interest rate spread			4.18%			4.34%
Net interest-earning assets	$90,015			$99,234
Net interest margin			4.51%			4.86%
Ratio of average interest-earning assets to interest-bearing liabilities			121.43%			125.38%

(1) Non-accrual loans are included in the appropriate average loan category but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)  These amounts represent net amounts after OTTI charges.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Income.  Net income decreased $11.7 million to a net loss of $10.0 million for the three months ended June 30, 2010 from net income of $1.7 million for the three months ended June 30, 2009.  The primary reasons for the decrease were the increase in the provision for loan losses of $9.4 million, to $9.8 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009 and an increase in other-than-temporary impairment of securities of $10.1 million, to $10.3 million for the three months ended June 30, 2010 from $0.2 million for the three months ended June 30, 2009, which was partially offset by a reduction in  income tax expense of $9.0 million due to an income tax benefit of $7.8 million for the three months ended June 30, 2010, compared to an income tax expense of $1.2 million for the three months ended June 30, 2009.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $1.1 million, or 17.1%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The Bank’s net interest rate spread decreased 69 basis points to 3.96% for the three months ended June 30, 2010, compared to 4.65% for the three months ended June 30, 2009.  The Bank’s net interest margin decreased 90 basis points to 4.23% for the three months ended June 30, 2010, compared to 5.13% for the three months ended June 30, 2009. The primary reason for the decreases in the net interest rate spread and net interest margin for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, is the average yield on loans, which decreased 141 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the three months ended June 30, 2009.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, from 2.37% for the three months ended June 30, 2009 to 1.71% for the three months ended June 30, 2010. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $1.6 million, or 18.7%, to $7.2 million for the three months ended  June 30, 2010 from $8.8 million for the three months ended June 30, 2009. Interest income on loans decreased $1.5 million, or 19.3%, to $6.3 million for the three months ended June 30, 2010 from $7.8 million for the three months ended June 30, 2009. Interest on multi-family and commercial real estate loans decreased $2.1 million and interest on one-to-four family loans decreased $0.1 million. These decreases were partially offset by an increase in interest on construction loans of $0.7 million.  The average yield on loans decreased 141 basis points to 6.06% for the three months ended June 30, 2010, from 7.47% for the three months ended June 30, 2009. The average balance of the loan portfolio decreased $1.9 million to $415.6 million for the three months ended June 30, 2010 from $417.4 million for the three months ended June 30, 2009. The average yield on loans for the three months ended June 30, 2010 would have been 7.12% had interest income been recorded on our non-accruing loans.  Interest income on mortgage-backed securities decreased $0.1 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The average yield on mortgage-backed securities decreased 44 basis points to 4.43% for the three months ended June 30, 2010, compared to 4.87% for the quarter ended June 30, 2009.  The average balance of the mortgage-backed securities portfolio decreased $1.6 million, or 2.2%, to $74.3 million at June 30, 2010 from $75.9 million at June 30, 2009.  Interest income on investment securities and other interest-earning assets decreased by $41 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The average yield on investment securities and other interest-earning assets decreased 286 basis points to 1.45% for the three months ended June 30, 2010, compared to 4.31% for the three months ended June 30, 2009. The average balance of investment securities and other interest-earning assets increased $6.3 million, or 70.4%, to $15.2 million for the three months ended June 30, 2010 from $8.9 million for the three months ended June 30, 2009.

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

Provision for Loan Losses. The Company provided $9.8 million in loan loss provision for the third quarter of fiscal 2010, an increase of $9.4 million compared to a $0.4 million loan loss provision in the prior year period. The $9.8 million provision for the three month period ended June 30, 2010 reflects $1.1 million in allocated loss allowances and $8.6 million of charge offs for criticized assets and $0.1 million in the general loss allowance. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, real estate values and other factors existing at the time.  Based on management’s evaluation of residential and commercial real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that an $9.8 million provision for loan losses was warranted for the three months ended June 30, 2010. Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

Income Taxes. Income tax expense decreased $9.0 million to a benefit of $7.8 million for the three months ended June 30, 2010, compared to an expense of $1.2 million for the three months ended June 30, 2009.  The reason for this decrease was the loss before provision for income taxes.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

Net Income.  Net income decreased $25.2 million to a net loss of $21.0 million for the nine months ended June 30, 2010 from net income of $4.2 million for the nine months ended June 30, 2009.  The primary reasons for the decrease were the increases in the provision for loan losses of $33.6 million and the loss on impairment of investment securities of $10.4 million offset by an increase in the income tax benefit of $18.6 million for the nine months ended June 30, 2010 compared to the same period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $0.6 million, or 3.4%, to $17.3 million for the nine months ended June 30, 2010 from $17.9 million for the nine months ended June 30, 2009.  The decrease in net interest income resulted primarily from a decrease in the average yield of interest-earning assets from 6.92% for the nine months ended June 30, 2009 to 6.07% for the nine months ended June 30, 2010. The average balance of interest-bearing deposits increased by 17.9%, from $345.7 million for the nine months ended June 30, 2009 to $407.7 million for the nine months ended June 30, 2010. The average cost of interest-bearing liabilities decreased 69 basis points, from 2.58% for the nine months ended June 30, 2009 to 1.89% for the nine months ended June 30, 2010.  The Bank’s net interest rate spread decreased 16 basis points to 4.18% for the nine months ended June 30, 2010, compared to 4.34% for the nine months ended June 30, 2009.  The Bank’s net interest margin decreased 35 basis points to 4.51% from 4.86% for the comparative period. The primary reason for the decreases in the net interest rate spread and net interest margin for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, is the average yield on loans, which decreased 104 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the nine months ended June 30, 2009.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, from 2.58% for the nine months ended June 30, 2009 to 1.89% for the nine months ended June 30, 2010. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $2.2 million, or 8.7%, to $23.2 million for the nine months ended June 30, 2010 from $25.4 million for the nine months ended June 30, 2009.  Interest income on loans decreased $2.0 million, or 8.9%, to $20.4 million for the nine months ended June 30, 2010 from $22.4 million for the nine months ended June 30, 2009.  Interest on multi-family and commercial real estate loans, and on one-to-four family loans decreased $3.8 million and $0.4 million, respectively, partially offset by an increase in interest on construction loans of $2.2 million. The average balance of the loan portfolio increased $24.4 million, or 6.1%, to $427.0  million for the nine months ended June 30, 2010 from $402.7 million for the nine months ended June 30, 2009. The average yield on loans decreased 104 basis points to 6.37% for the nine months ended June 30, 2010, from 7.41% for the nine months ended June 30, 2009. The average yield on loans for the nine months ended June 30, 2010 would have been 7.65% had interest income been recorded on our non-accruing loans.  Interest income on mortgage-backed securities decreased $0.2 million, or 7.2%, for the nine months ended June 30, 2010, compared to the same period last year. The average balance of mortgage-backed securities decreased $6.1 million, and the average yield was virtually unchanged, increasing three basis points.  Interest income on investment securities and other interest-earning assets was flat for the nine months ended June 30, 2010, compared to the same period last year. The average balance on investment securities and other interest-earning assets increased $1.6 million to $11.1 million for the nine months ended June 30, 2010 from $9.5 million for the nine months ended June 30, 2009. The average yield on investment securities and other interest-earning assets decreased 69 basis points to 2.76% for the nine months ended June 30, 2010, compared to 3.45% for the nine months ended June 30, 2009.

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

Provision for Loan Losses. The Company provided $33.6 million in loan loss provision for the nine months ended June 30, 2010, an increase of $32.4 million compared to a $1.2 million loan loss provision in the prior year period for the same reasons noted in the “Provision for Loan Losses” discussion for the three months ended June 30, 2010.  Based upon the Company’s evaluation, the $33.6 million recognized in the loan loss provision for the nine month period ended June 30, 2010, reflecting a $4.8 million  specific loss allowance and $22.8 million of charge offs for criticized assets and an $6.0 million general loss allowance was warranted.  Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

Income Taxes. Income tax expense decreased $18.6 million to a benefit of $16.0 million for the nine months ended June 30, 2010, from an expense of $2.6 million for the nine months ended June 30, 2009.  The reason for this decrease was the loss before provision for income taxes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  In connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with its independent registered public accounting firm, Crowe Horwath LLP, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods.  The miscalculations resulted from delays in the provision of updated appraisal information to the Company’s accounting personnel after new appraisals were secured, ultimately delaying the completion of impairment testing and, at times, delaying the recognition of partial loan charge-offs until subsequent periods, which is the base factor in the calculation of the allowance for loan losses.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures. The Company is filing this amended and restated Form 10-Q for the quarterly period ended June 30, 2010 to correct the allowance for loan losses as set forth in the quarterly and nine-month consolidated financial statements. As a result, management has concluded that a material weakness in its internal control associated with the procedures for determining the allowance for loan losses existed as of June 30, 2010. As a result of the material weakness identified and the resulting restatement of the quarterly results, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective  in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were not operating in an effective manner.

In its Form 10-Q for the period ended March 31, 2010, the Company reported an additional material weakness related to the methodologies used to assess the adequacy of the allowance for loan losses because such methodologies relied too heavily on subjective factors, and did not adequately take into account directional trends.  The Company has taken corrective action to enhance its methodologies by expanding and improving our analysis, updating our policies and procedures and obtaining third party corroboration of such methodologies and believes that as of June 30, 2010, this material weakness had been corrected.

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

The Company received a proposed supervisory agreement from the OTS dated August 9, 2010 as further detailed in Note 8 – Subsequent Events.  We cannot anticipate what, if any, additional requirements that the OTS may impose.  In addition, we believe that we will be able to meet the requirements as set forth in this agreement and are currently evaluating the effect this agreement will have on the Company’s operations and financial condition.

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