Form 10-Q
period 2010-12-31
Brooklyn Federal Bancorp, Inc.
filed 2011-06-29
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,882,607
Class	Outstanding at June 24, 2011

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	December 31,	September 30,
	2010	2010
	(unaudited)	(audited)
Assets
Cash and due from banks (including interest-earning balances of $25,537 and $9,555, respectively)	$27,291	$14,201
Securities available-for-sale	71,214	69,107
Loans receivable	377,753	387,783
Less: Allowance for loan losses	21,696	17,941
Loans receivable, net	356,057	369,842
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,804	1,803
Bank owned life insurance	10,006	9,880
Accrued interest receivable	1,659	2,061
Premises and equipment, net	1,721	1,822
Prepaid expenses and other assets	18,647	19,039
Total assets	$488,399	$487,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,337	$16,033
Interest-bearing deposits	150,401	154,800
Certificates of deposit	262,630	252,573
Total deposits	429,368	423,406
Borrowings	9,000	10,500
Advance payments by borrowers for taxes and insurance	1,897	2,576
Accrued expenses and other liabilities	5,764	5,534
Total liabilities	446,029	442,016
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,889,344 and 12,889,344 outstanding, respectively	135	135
Additional paid-in capital	43,111	43,119
Retained earnings - substantially restricted	9,416	12,687
Treasury shares - at cost, 594,866 shares and 594,866 shares, respectively	(7,720)	(7,720)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,195)	(2,235)
Unallocated shares of the stock-based incentive plan	(221)	(259)
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on securities, net of income tax benefit	(156)	12
Total stockholders’ equity	42,370	45,739
Total liabilities and stockholders’ equity	$488,399	$487,755

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended
	December 31,
	2010	2009
Interest income:
First mortgage and other loans	$4,979	$7,188
Mortgage-backed securities	588	910
Other securities and interest-earning assets	37	92
Total interest income	5,604	8,190

Interest expense:
Deposits	1,522	2,065
Borrowings	66	54
Total interest expense	1,588	2,119

Net interest income before provision for loan losses	4,016	6,071
Provision for loan losses	3,704	11,794
Net interest income after provision for loan losses	312	(5,723)

Non-interest income:
Total loss on OTTI of securities	(8)	(1,088)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	776
Net loss on OTTI recognized in earnings	(8)	(312)
Banking fees and service charges	129	333
Net gain on sale of loans held-for-sale	127	60
Other	174	94
Total non-interest income	422	175

Non-interest expense:
Compensation and benefits	2,171	2,026
Occupancy and equipment	456	428
FDIC Insurance	256	148
Professional fees	360	171
Data processing fees	168	162
Other	465	364
Total non-interest expense	3,876	3,299

Loss before income tax expense	(3,142)	(8,847)
Income tax expense (benefit)	129	(3,761)
Net loss	$(3,271)	$(5,086)
Loss per common share:
Basic	$(0.26)	$(0.40)
Diluted	$(0.26)	$(0.40)
Average common shares outstanding:
Basic	12,640,664	12,613,083
Diluted	12,640,664	12,621,486

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock- based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at October 1, 2010	$135	$43,119	$12,687	$(7,720)	$(2,235)	$(259)	$12	$45,739

Comprehensive income:
Net loss	--	--	(3,271)	--	--	--	--	(3,271)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $132	--	--	--	--	--	--	(168)	(168)
Total comprehensive loss								(3,439)
Treasury stock purchased	--	--	--	--	--	--	--	--
Allocation of ESOP stock	--	(33)	--	--	40	--	--	7
Stock-based incentive plan expense	--	25	--	--	--	38	--	63
Dividends paid on common stock	--	--	--	--	--	--	--	--
Balance at December 31, 2010	$135	$43,111	$9,416	$(7,720)	$(2,195)	$(221)	$(156)	$42,370

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,271)	$(5,086)
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	7	46
Stock-based incentive plan expense	63	78
Depreciation and amortization	126	113
Provision for loan losses	3,704	11,794
Income from bank-owned life insurance	(110)	(88)
Gross loss on OTTI recognized in earnings	8	312
Amortization of servicing rights	1	26
Accretion of deferred loan fees, net	(105)	(125)
Accretion of discounts, net of amortization of premiums	378	(87)
Originations of loans held-for-sale	(3,177)	(2,130)
Proceeds from sales of loans held-for-sale	3,256	1,853
Principal repayments on loans held-for-sale	--	2
Net gain on sales of loans held-for-sale	(79)	(60)
Decrease in accrued interest receivable	402	82
Deferred income tax expense (benefit)	1,347	(3,738)
Increase in prepaid expenses and other assets	(827)	(2,538)
Increase in accrued expenses and other liabilities	230	526
Net cash provided by operating activities	1,953	980
Cash flows from investing activities:
Repayments in excess of loan originations	7,571	(9,804)
Proceeds from the sale of loan notes	2,615	--
Principal repayments on mortgage-backed securities held-to-maturity	--	4,995
Principal repayments on mortgage-backed securities available-for-sale	9,120	--
Purchases of mortgage-backed securities held-to-maturity	--	(3,395)
Purchases of securities available-for-sale	(11,910)	--
Net (purchases) redemptions of FHLB stock	(1)	659
Purchases of bank-owned life insurance	(16)	(15)
Purchases of premises and equipment	(25)	(20)
Net cash provided by (used in) investing activities	7,354	(7,580)
Cash flows from financing activities:
Increase in deposits	5,962	24,283
Net decrease in short term borrowings	(1,500)	(17,200)
Proceeds from long term borrowings	--	2,000
Decrease in advance payments by borrowers for taxes and insurance	(679)	(561)
Payment of cash dividend	--	(399)
Net cash provided by financing activities	3,783	8,123

Net increase in cash and cash equivalents	13,090	1,523
Cash and cash equivalents at beginning of year	14,201	3,472
Cash and cash equivalents at end of period	$27,291	$4,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,592	$2,118
Taxes	--	581

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, and 3,967,500 shares to depositors resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At December 31, 2010, there were 12,889,344 total shares outstanding 71.8% of which were owned by BFS Bancorp, MHC.

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

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2010, should be read in conjunction with these statements.

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under Topic 310, Receivables.  The guidance amends existing disclosures to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio.  Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. This ASU was adopted during the current period and did not have a material effect on the Company’s results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

Note 5 - Securities

Investments in securities at December 31, 2010 and September 30, 2010 are summarized as follows:

December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - residential:
Government agency	$11,589	$29	$(32)	$11,586
Government-sponsored enterprises	34,115	467	(154)	34,428
Private issuers	19,737	537	(1,113)	19,161
Government debentures	2,990	-	(19)	2,971
Mutual funds	3,059	9	-	3,068
Total securities available-for-sale	$71,490	$1,042	$(1,318)	$71,214

September 30, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - residential:
Government agency	$16,522	$217	$(2)	$16,737
Government-sponsored enterprises	24,440	464	(15)	24,889
Private issuers	22,055	680	(1,383)	21,352
Government debentures	2,990	39	-	3,029
Mutual funds	3,079	21	-	3,100
Total securities available-for-sale	$69,086	$1,421	$(1,400)	$69,107

The Company acquired all of its mortgage-backed securities by purchase (none resulted from retained interests in loans sold or securitized by the Company). At December 31, 2010, mortgage-backed securities issued by government-sponsored enterprises consisted of (i) Freddie Mac securities with an amortized cost of $11.9 million (compared to $6.9 million at September 30, 2010) and an estimated fair value of $12.1 million (compared to $7.2 million at September 30, 2010), (ii) Fannie Mae securities with an amortized cost of $25.2 million (compared to $17.5 million at September 30, 2010) and an estimated fair value of $25.3 million (compared to $17.7 million at September 30, 2010) and (iii) Ginnie Mae securities with an amortized cost of $11.6 million (compared to $16.5 million at September 30, 2010) and an estimated fair value of $11.6 million (compared to $16.7 million at September 30, 2010). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at December 31, 2010.

The Company recognized total pre-tax other-than-temporary impairment charges of approximately $8,000 on securities for the three months ended December 31, 2010 which was recognized in earnings, compared to $1.1 million for the three months ended December 31, 2009 of which $0.3 million was recognized in earnings.

There were no sales of securities during the three months ended December 31, 2010 and December 31, 2009.

At December 31, 2010, the Bank pledged securities having an amortized cost of $23.9 million, with an estimated fair value of $25.4 million, as collateral for advances from the Federal Home Loan Bank of New York.

The following table summarizes debt securities available-for-sale at estimated fair value by contractual final maturity as of December 31, 2010.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without a prepayment penalty.

	Amortized	Estimated
	cost	Fair Value
	(In thousands)
Mortgage-backed securities:
One year or less	$-	$-
Over one year through five years	721	749
Over five years through ten years	16,367	16,814
More than ten years	51,342	50,582
Total debt securities available-for-sale	$68,430	$68,145

The following table summarizes securities at December 31, 2010 and September 30, 2010 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)

Government agency	$2,716	$(30)	$71	$(2)	$2,787	$(32)
Government-sponsored enterprises	8,567	(127)	2,780	(27)	11,347	(154)
Government debentures	2,971	(19)	-	-	2,971	(19)
Private issuers	-	-	3,823	(1,113)	3,823	(1,113)
Total temporarily impaired securities	$14,254	$(176)	$6,674	$(1,142)	$20,928	$(1,318)

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)

Government agency	$73	$(2)	$-	$-	$73	$(2)
Government-sponsored enterprises	2,899	(15)	-	-	2,899	(15)
Government debentures	-	-	-	-	-	-
Private issuers	-	-	5,316	(1,383)	5,316	(1,383)
Total temporarily impaired securities	$2,972	$(17)	$5,316	$(1,383)	$8,288	$(1,400)

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI.  When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is not required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For mortgage-backed securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determines if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of December 31, 2010, the Company does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is likely that the Company will not be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of December 31, 2010.

U.S. Government Agency and Government Sponsored Enterprise Mortgage-backed Securities

The carrying value of the Company’s U.S. Government agency and Government sponsored mortgage-backed securities totaled $46.0 million at December 31, 2010 and comprised 64.6% of total investments and 9.5% of total assets as of that date.  At December 31, 2010, there were four securities of this type in an unrealized loss position for less than 12 months and three securities of this type in an unrealized loss position for 12 months or longer.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies, such as Ginnie Mae, which guarantees the contractual cash flows associated with those securities and U.S. government-sponsored entities such as Fannie Mae and Freddie Mac, each of which carried the implicit guarantee of the U.S. government to guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac each were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of those agencies, thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Historically, lower market interest rates generally prompt greater refinancing activity, thereby shortening the average lives of mortgage-backed securities and vice-versa. However, prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace, which significantly impacts the ability of borrowers to refinance. The deteriorating real estate market values and reduced availability of credit that has characterized the residential real estate marketplace over the past five years has significantly slowed both real estate purchase and refinancing activities. Consequently, prepayment rates on mortgage-backed securities have generally slowed thereby extending their average lives.

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

In light of the factors noted above, the Company does not consider its U.S. Government agency and Government sponsored mortgage-backed securities with unrealized losses at December 31, 2010 to be “other-than-temporarily” impaired as of that date.

Private Issuer Mortgage-backed Securities

The carrying value of the Company’s private issuer mortgage-backed securities totaled $19.2 million at December 31, 2010 and comprised 26.9% of total investments and 4.0% of total assets as of that date.  At December 31, 2010, there was no security of this type in an unrealized loss position for less than 12 months and six securities of this type in an unrealized loss position for 12 months or longer.

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

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and recognition that we will not be required to sell any of our private issuer mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to their amortized cost. More specifically, as of December 31, 2010, the Company has no intention to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.

The following table presents a roll-forward of the credit loss component of OTTI on private issuer mortgage-backed securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the three months ended December 31, 2010 and December 31, 2009.  OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For theThree Months ended December 31, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2010	$2,357	$2,357	$-
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	8	8	-
Ending balance as of December 31, 2010	$2,365	$2,365	$-

For theThree Months ended December 31, 2009	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	954	178	776
Additional other-than-temporary credit losses	54	54	-
Ending balance as of December 31, 2009	$9,093	$2,256	$6,837

Note 6 – Loans Receivable, net

The components of the loan portfolio are summarized as follows:

	December 31,	September 30,
	2010	2010
	(In thousands)
Mortgage loans:
One- to four-family	$72,840	$73,457
Multi-family	59,446	65,209
Commercial	113,496	119,727
Construction	100,916	95,824
Land	31,523	34,084
	378,221	388,301
Consumer and other loans:
Personal loans	275	331
Loans secured by deposit accounts	131	118
	406	449
Total loans receivable	378,627	388,750

Deferred net loan origination fees	(874)	(967)
Allowance for loan losses	(21,696)	(17,941)
Total loans receivable, net	$356,057	$369,842

The following table summarizes the activity in allowance for loan losses for the three month periods ended December 31, 2010 and 2009:

	December	December
	2010	2009
	(In thousands)

Balance, beginning of year	$17,941	$10,750
Charge-offs	-	(2,666)
Recoveries	51	-
Provision for loan losses	3,704	11,794
Balance, end of year	$21,696	$19,878

The following table summarizes the activity in allowance for loan losses and the impairment evaluation for the three month period ended December 31, 2010 (dollars in thousands):

	For the Three Months Ended December 31, 2011
	One-to-Four	Multi-	Commercial			Consumer
	Family	Family	Real Estate	Construction	Land	and Other	Total
Allowance for loan losses:
Beginning balance	$547	$3,125	$9,485	$1,664	$3,104	$16	$17,941
Charge-offs	-	-	-	-	-	-	-
Recoveries	3	5	20	20	3	-	51
Provision for loan losses	(47)	860	1,407	2,428	(938)	(6)	3,704
Ending balance	$503	$3,990	$10,912	$4,112	$2,169	$10	$21,696

Ending balance: individually
evaluated for impairment	$-	$-	$1,061	$-	$6	$-	$1,067
Ending balance: collectively
evaluated for impairment	503	3,990	9,851	4,112	2,163	10	20,629
	$503	$3,990	$10,912	$4,112	$2,169	$10	$21,696

Loans:
Ending balance: individually
evaluated for impairment	$940	$36,210	$50,922	$46,445	$18,401	$-	$152,918
Ending balance: collectively
evaluated for impairment	71,900	23,236	62,574	54,471	13,122	406	225,709
	$72,840	$59,446	$113,496	$100,916	$31,523	$406	$378,627

The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  At December 31, 2010, loans modified in a troubled debt restructuring totaled $35.7 million. There are no unfunded commitments on any of these loans. One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $35.3 million is in non-accrual status, and included in the table below.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	December	September
	2010	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$940	$-
Multi-family	30,615	23,956
Commercial real estate	38,366	34,908
Construction	28,433	7,890
Land	8,246	5,103
Consumer	-	-
Total non-accrual loans	106,600	71,857

Loans past maturity and still accruing:
Multi-family	-	1,365
Commercial real estate	-	3,713
Construction	1,233	6,615
Land	-	2,628
	1,233	14,321

Total non-performing loans	$107,833	$86,178

At December 31, 2010 there were no loans over 90 days past due that were still accruing interest.

For the three months ended December 31, 2010, there was $2.5 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as “watch” are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity appears limited. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While “special mention” assets have not deteriorated to the point of being classified as “substandard,” management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”As of December 31, 2010, and based on the most recent analysis performed, the risk category by class of loans is as follows (dollars in thousands):

	One-to-
	Four	Multi-	Commercial			Consumer
	Family	Family	Real Estate	Construction	Land	and Other	Total
Credit Risk by Internally Assigned Rating:
Pass	$71,614	$16,536	$37,848	$5,742	$3,730	$406	$135,876
Watch	487	4,370	17,205	21,575	4,152	-	47,789
Special Mention	76	2,330	6,854	26,670	5,240	-	41,170
Substandard	940	36,210	47,209	46,445	18,401	-	149,205
Doubtful	-	-	3,713	-	-	-	3,713
	$73,117	$59,446	$112,829	$100,432	$31,523	$406	$377,753

The following table presents an aging analysis of the recorded investment of past due loans receivable as of December 31, 2010 (dollars in thousands):

	30-59 Days	60-89 Days	Greater Than				Total Loans
	Past Due	Past Due	90 Days	Total Past Due	TDR (1)	Current	Receivable
One-to-Four Family	$1,879	$-	$943	$2,822	$393	$69,902	$73,117
Multi-Family	4,454	-	10,800	15,254	14,004	30,188	59,446
Commercial Real Estate	317	-	29,481	29,798	10,745	72,286	112,829
Construction	13,165	228	3,426	16,819	8,485	75,128	100,432
Land	3,510	282	2,372	6,164	2,109	23,250	31,523
Consumer and Other	7	-	-	7	-	399	406
	$23,332	$510	$47,022	$70,864	$35,736	$271,153	$377,753

(1)           $0.4 million of TDR loans have performed in accordance with modified terms
 $35.3 million of TDR loans have not performed in accordance with modified terms and are in non-accrual status

The following table presents the recorded investment and unpaid principal balances for impaired loans with the associated specific allowance amount, if applicable. Management determined the specific allowance based on the current fair value of the collateral, less selling costs (dollars in thousands):

	December 31, 2010
	Unpaid
	Principal	Recorded	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
One-to-Four Family	$940	$940
Multi-Family	43,733	36,210
Commercial Real Estate	65,138	48,093
Construction	47,466	46,445
Land	21,320	17,964
Consumer and Other	-	-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-
Multi-Family	-	-	-
Commercial Real Estate	2,829	2,829	1,061
Construction	-	-	-
Land	437	437	6
Consumer and Other	-	-	-

Total:
One-to-Four Family	940	940	-
Multi-Family	43,733	36,210	-
Commercial Real Estate	67,967	50,922	1,061
Construction	47,466	46,445	-
Land	21,757	18,401	6
Consumer and Other	-	-	-
Total impaired loans	$181,863	$152,918	$1,067

	September 30, 2010
	Unpaid
	Principal	Recorded	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
One-to-Four Family	$-	$-
Multi-Family	38,903	31,380
Commercial Real Estate	64,191	47,146
Construction	25,726	24,660
Land	22,582	15,938
Consumer and Other	-	-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-
Multi-Family	-	-	-
Commercial Real Estate	5,414	5,414	1,081
Construction	-	-	-
Land	437	437	6
Consumer and Other	-	-	-

Total:
One-to-Four Family	-	-	-
Multi-Family	38,903	31,380	-
Commercial Real Estate	69,605	52,560	1,081
Construction	25,726	24,660	-
Land	23,019	16,375	6
Consumer and Other	-	-	-
Total impaired loans	$157,253	$124,975	$1,087

Note 7 - Fair Value Disclosures

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2010 and September 30, 2010 are as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	December 31, 2010	Assets	Inputs	Inputs
Mortgage-backed securities:
Government agency	$11,586	$--	$11,586	$--
Government-sponsored enterprises	34,429	--	34,429	--
Private issuers	19,161	--	19,161	--
Government debentures	2,970	2,970	--	--
Mutual funds	3,068	3,068	--	--
Total securities available-for-sale	$71,214	$6,038	$65,176	$--

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
Mortgage-backed securities:
Government agency	$16,737	$--	$16,737	$--
Government-sponsored enterprises	24,889	--	24,889	--
Private issuers	21,352	--	21,352	--
Government debentures	3,029	3,029	--	--
Mutual funds	3,100	3,100	--	--
Total securities available-for-sale	$69,107	$6,129	$62,978	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at December 31, 2010 and September 30, 2010 is as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	December 31, 2010	Assets	Inputs	Inputs
One-to-Four Family	$1,289	$-	$-	$1,289
Multi-Family	29,189	-	-	29,189
Commercial Real Estate	50,248	-	-	50,248
Construction	54,325	-	-	54,325
Land	18,219	-	-	18,219
Consumer and Other	-	-	-	-
Total Impaired loans	$153,270	$-	$-	$153,270

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
One-to-Four Family	$-	$-	$-	$-
Multi-Family	31,380	-	-	31,380
Commercial Real Estate	51,479	-	-	51,479
Construction	24,660	-	-	24,660
Land	16,369	-	-	16,369
Consumer and Other	-	-	-	-
Total Impaired loans	$123,888	$-	$-	$123,888

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities available-for-sale, which includes mortgage-backed securities, was obtained either through a primary broker/dealer or other third party provider from readily available price quotes as of December 31, 2010 (Level 1) or by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)

Financial assets:
Cash and due from banks	$27,291	$27,291	$14,201	$14,201
Securities available-for-sale	71,214	71,214	69,107	69,107
Securities held-to-maturity	-	-	-	-
Loans receivable, net	356,057	356,338	369,842	369,750
FHLB stock	1,804	N/A	1,803	N/A
Accrued interest receivable	1,659	1,659	2,061	2,061

Financial liabilities:
Deposits	429,368	434,105	423,406	428,667
Borrowings	9,000	9,297	10,500	10,936
Accrued interest payable	24	24	28	28

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

Note 8 – Enforcement Actions

The Company and the Bank are subject to enforcement actions and other requirements imposed by federal banking regulators. In particular, and as previously reported, the Bank is subject to a Cease and Desist Order (the “Bank Order”) issued by the OTS on March 31, 2011 that requires, among other things, the Bank to implement an updated business plan to improve the Bank’s core earnings, reduce expenses, maintain an appropriate level of liquidity and achieve profitability. The Bank Order also requires that the Bank achieve and maintain a Tier 1 Capital Ratio equal to or greater than 10% and a Total Risk-Based Capital Ratio equal to or greater than 15%, after the funding of its allowance for loan and lease losses, by April 30, 2011. As of April 30, 2011 the Bank did not meet these capital requirements.

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

The analysis of the allowance for loan losses has two components: specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  Impairment for all classes of loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by portfolio segment, risk weighting (if applicable) and payment history.  For all portfolio segments, we also analyze historical loss experience over the prior 18 months, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the segments to determine the amount of the general allocations.  Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

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

The fair value of the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities has been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In October 2010, the fund lifted the temporary prohibition it had implemented on cash redemptions, thereby giving the Bank the ability to dispose of its remaining $2.7 million investment in this asset. During the three month period ended December 31, 2010, we concluded that this available-for-sale investment did incur an other-than-temporary impairment totaling $8,000 and the Bank charged current earnings for the impairment. This investment was subsequently sold in March 2011.

Regarding the remaining securities available-for sale, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred.  In the event of an other-than-temporary impairment loss, only the amount of impairment associated with the credit loss is recognized in earnings.  An other-than-temporary impairment loss relating to factors other than credit losses are recorded in accumulated other comprehensive loss.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if we project lower levels of future taxable income.  Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. As of December 31, 2010, we had recorded a valuation allowance on all of our deferred income taxes. At September 30, 2009 we had recorded a valuation allowance of all but $1.3 million of our deferred income taxes.

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Overview.  Total assets increased $0.6 million, or 0.1%, to $488.4 million at December 31, 2010 from $487.8 million at September 30, 2010.  This increase was primarily due to an  increase in cash and due from banks offset by a decrease to loans receivable.

Cash and Due From Banks.  Cash and due from banks increased $13.1 million, or 92.2%, to $27.3 million at December 31, 2010 from $14.2 million at September 30, 2010.

Securities.  Investment securities increased $2.1 million, or 3.0%, to $71.2 million at December 31, 2010 from $69.1 million at September 30, 2010.  This increase was primarily due to purchases of $11.9 million, partially offset by repayments of mortgage-backed securities of approximately $9.5 million.

 Net Loans.  Loans before allowance for loan losses decreased $10.0 million, or 2.6%, to $377.8 million at December 31, 2010 from $387.8 million at September 30, 2010, primarily due to decreases in multi-family loans of $5.8 million, commercial real estate loans of $6.2 million, one-to-four family loans of $0.6 million and land loans of $2.6 million offset in part by an increase in construction loans of $5.1 million. Due to OTS mandated restrictions the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at December 31, 2010 we classified $41.2 million of our assets as special mention or potential problem loans compared to $62.5 million at September 30, 2010.   Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.

At December 31, 2010 we classified $152.9 million of loans as substandard or worse compared to $125.0 million at September 30, 2010.  Substandard/doubtful loans include $107.8 million of non-performing loans, of which $106.6 million are non-accrual loans and $1.2 million are loans contractually past maturity date for which we continue to accrue interest. Of the $107.8 million in non-accrual loans, $35.7 million are TDR’s. We have evaluated each substandard/doubtful loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $149.7 million of such substandard/doubtful loans did not require an allowance as of December 31, 2010 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan.  The Company believes that as of December 31, 2010 the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio. There can be no assurances that additional provision for loan losses will not be required in future periods.

Allowance for Loan Losses and Asset Quality

The Company maintains an allowance for loan losses that management believes is sufficient to absorb known and inherent losses in its loan portfolio. The adequacy of the allowance for loan and lease losses (“ALLL”) is determined by management’s continuing review of the Company’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are also taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss as well as the risk inherent in various segments of the portfolio. As such, an increase in the size of the portfolio or any of its segments could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

For additional information regarding the Company’s ALLL policy, please refer to Note 2(g) of Notes to Consolidated Financial Statements, “Nature of Business and Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The following table summarizes the activity in ALLL for the three month periods ended December 31, 2010 and 2009 (dollars in thousands):

	December		December
	2010		2009
	(Dollars in thousands)

Balance at beginning of period	$17,941		$10,750

Charge-offs:
Multi-family	-		(300)
Commercial real estate	-		(2,331)
Construction	-		(35)
Recoveries	51		-
Net charge-offs	51		(2,666)

Provision for loan losses	3,704		11,794

Balance at end of period	$21,696		$19,878

Ratios:
Net charge-offs to average loans outstanding	0.00%	(1)	0.06%
Allowance for loan losses to total loans at end of period	5.74%		4.53%

(1)Percentage is less than 0.01%

The Company recorded a loan loss provision of $3.7 million for the first quarter of fiscal 2011, a decrease of $8.1 million, compared to an $11.8 million provision in the same prior year period. The $3.7 million recognized as a provision since September 30, 2010 reflects no charge offs for criticized assets, a $3.8 million increase in general loss allowance and a recovery of $0.1 million. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.

At December 31, 2010 and September 30, 2010, the Bank’s allowance for loan losses was $21.7 million and $17.9 million, respectively.

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

Non-Performing Loans Non-performing loans are defined as either in non-accrual status, over 90 days past due and still accruing, and/or past contractual maturity date.  At December 31, 2010, $107.8 million of our loans net of specific allowances, or 28.6%, of our total loans, compared to $86.2 million, or 22.2%, at September 30, 2010, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

Non-Performing Assets  The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a TDR, or troubled debt restructuring.  If a TDR, at the time of its modification, is current, or performing, it will remain in accrual status, so long as the borrower continues to perform in accordance with the modified terms.  If a TDR, at the time of its modification, is not performing, the loan will remain in non-accrual status until such time that the borrower has demonstrated the ability to perform in accordance with the modified terms, usually six months. At December 31, 2010, loans modified in a troubled debt restructuring totaled $35.7 million.  One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $35.3 million is in non-accrual status, and included in the table below.  The sharp downturn in the real estate market has resulted in a deterioration of the Company’s loans receivable portfolio, which in turn has caused increases in non-performing loans, particularly in our multi-family, commercial real estate and construction loan portfolios.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	December	September
	2010	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$940	$-
Multi-family	30,615	23,956
Commercial real estate	38,366	34,908
Construction	28,433	7,890
Land	8,246	5,103
Consumer	-	-
Total non-accrual loans	106,600	71,857

Loans past maturity and still accruing:
Multi-family	-	1,365
Commercial real estate	-	3,713
Construction	1,233	6,615
Land	-	2,628
Total loans past maturity and still accruing:	1,233	14,321

Past due over 90 days and still accruing	-	-
Real estate owned	-	-
Total non-performing loans	$107,833	$86,178

For the three months ended December 31, 2010, there was $2.5 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

Deposits Total deposits increased $6.0 million, or 1.4%, to $429.4 million at December 31, 2010 from $423.4 million at September 30, 2010.  Non-interest bearing deposits increased $0.3 million to $16.3 million at December 31, 2010 from $16.0 million at September 30, 2010, interest bearing deposit balances decreased $4.4 million to $150.4 million at December 31, 2010 from $154.8 at September 30, 2010, while certificates of deposit increased $10.1 million to $262.6 million at December 31, 2010 from $252.6 at September 30, 2010.

Liquidity and Capital Resources. We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

A significant portion of our liquidity consists of cash and cash equivalents and securities available for sale, which are a product of our operating, investing and financing activities.  At December 31, 2010, $27.3 million of our assets were invested in cash and due from banks and $71.2 million were invested in securities available for sale.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  We invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements.  As of December 31, 2010, we had $9.0 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $37.7 million.

At December 31, 2010, we had $45.7 million in loan commitments outstanding, which included $26.3 million in undisbursed construction loans, $1.6 million in one- to four-family loans, $13.1 million in commercial real estate lines of credit and $4.7 million in unused home equity lines of credit. There were no commitments outstanding to originate primarily multi-family and nonresidential mortgage loans and no commercial letters of credit.  Certificates of deposit due within one year of December 31, 2010 totaled $151.2 million, or 57.6%, of certificates of deposit.  The large percentage of certificates of deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at December 31, 2010 and September 30, 2010, as compared to the minimum regulatory capital requirements applicable at that time:

	Actual		For capital adequacy purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2010:
Total risk-based capital (to risk weighted assets)	$42,562	10.4%	$32,658	8.0%
Tier I risk-based capital (to risk weighted assets)	37,147	9.1%	16,329	4.0%
Tangible capital (to tangible assets)	37,147	7.6%	7,318	1.5%
Tier I leverage (core) capital (to adjusted tangible assets)	37,147	7.6%	14,636	3.0%

At September 30, 2010:
Total risk-based capital (to risk weighted assets)	$45,912	10.9%	$33,603	8.0%
Tier I risk-based capital (to risk weighted assets)	39,094	9.3%	16,802	4.0%
Tangible capital (to tangible assets)	39,094	8.0%	7,289	1.5%
Tier I leverage (core) capital (to adjusted tangible assets)	39,094	8.0%	14,577	3.0%

On March 31, 2011, the Bank entered into a cease and desist order issued by the OTS, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 Capital Ratio of at least 10% and a Total Risk-Based Capital Ratio of at least 15% by April 30, 2011. As a result of the cease and desist order, the Bank is no longer considered “well capitalized”. See Note 8 for additional information pertaining to the cease and desist order.

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at December 31, 2010:

	Commitment Expiration by Period
			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$1,598	$1,598	$-	$-	$-
Unused lines of credit, including undisbursed construction loans	44,063	26,273	8,705	5,031	4,054

Total	$45,661	$27,871	$8,705	$5,031	$4,054

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

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES

	Three months ended December 31,
	2010			2009
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost

Loans	$383,473	$4,979	5.19%	$433,297		$7,188	6.64%
Mortgage-backed securities	68,467	588	3.44%	72,931	(1)	910	4.99%
Investments securities and other interest-earning assets	6,509	37	2.26%	6,505	(1)	92	5.67%
Total interest earning assets	458,449	5,604	4.89%	512,733		8,190	6.39%

Non-interest earning assets	22,902			17,400
Total Assets	$481,351			$530,133

Interest Bearing Liabilities:

Savings accounts	$65,513	66	0.40%	$61,287		101	0.66%
Money market/NOW accounts	91,559	144	0.62%	83,617		262	1.26%
Certificates of deposits	253,768	1,312	2.05%	255,609		1,702	2.67%
Total interest-bearing deposits	410,840	1,522	1.47%	400,513		2,065	2.06%
Borrowings	9,760	66	2.68%	18,116		54	1.20%
Total interest bearing liabilities	420,600	1,588	1.50%	418,629		2,119	2.03%

Non-interest bearing liabilities:	24,575			28,567
Total liabilities	445,175			447,196

Stockholder’s equity	36,176			82,937

Total liabilities & stockholder’s equity	481,351			$530,133

Net interest income		$4,016				$6,071

Average interest rate spread			3.39%				4.36%

Net Interest Margin			3.51%				4.75%

Ratio of average interest earning assets to interest bearing liabilities			109.00%				122.48%

(1) These amounts represent net amounts after OTTI

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

Net Loss.  Net loss decreased $1.8 million to $3.3 million for the three months ended December 31, 2010 from $5.1 million for the three months ended December 31, 2009.  The primary reasons for the decrease were a decrease in the provision for loan losses of $8.1 million, and an increase in non-interest income of $0.2 million which was partially offset by a decrease in net interest income before provisions for loan losses of $2.1 million, an increase in non-interest expense of $0.6 million, and an increase in income tax expense of $3.9 million.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $2.1 million, or 33.9%, to $4.0 million for the three months ended December 31, 2010, compared to $6.1 million for the three months ended December 31, 2009.  The Bank’s net interest rate spread decreased 97 basis points to 3.39% for the three months ended December 31, 2010, compared to 4.36% for the three months ended December 31, 2009.  The Bank’s net interest margin decreased 124 basis points to 3.51% for the three months ended December 31, 2010, compared to 4.75% for the three months ended December 31, 2009. The primary reason for the decreases in the net interest rate spread and net interest margin for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, is the average yield on loans, which decreased 145 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the three months ended December 31, 2009.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, declining from 2.03% for the three months ended December 31, 2009 to 1.50% for the three months ended December 31, 2010. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $2.6 million, or 31.6%, to $5.6 million for the three months ended December 31, 2010 from $8.2 million for the three months ended December 31, 2009. Interest income on loans decreased $2.2 million, or 30.7%, to $5.0 million for the three months ended December 31, 2010 from $7.2 million for the three months ended December 31, 2009. The average yield on loans decreased 145 basis points to 5.19% for the three months ended December 31, 2010, from 6.64% for the three months ended December 31, 2009. The average balance of the loan portfolio decreased $49.8 million, or 11.5%, to $383.5 million for the three months ended December 31, 2010 from $433.3 million for the three months ended December 31, 2009. Interest income on mortgage-backed securities decreased $0.3 million for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The average yield on mortgage-backed securities decreased 155 basis points to 3.44% for the three months ended December 31, 2010, compared to 4.99% for the quarter ended December 31, 2009.  The average balance of the mortgage-backed securities portfolio decreased $4.5 million, or 6.12%, to $68.5 million at December 31, 2010 from $72.9 million at December 31, 2009.  Interest income on investment securities and other interest-earning assets decreased $55,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The average yield on investment securities and other interest-earning assets decreased 341 basis points to 2.26% for the three months ended December 31, 2010, compared to 5.67% for the three months ended December 31, 2009. The average balance of investment securities and other interest-earning assets remained unchanged at $6.5 million for the three months ended December 31, 2010 and December 31, 2009.

Interest Expense.  Interest expense decreased $0.5 million, or 25.1%, to $1.6 million for the three months ended December 31, 2010, compared to $2.1 million for the three months ended December 31, 2009.  Interest expense on deposits decreased $0.6 million, or 26.3%, to $1.5 million for the three months ended December 31, 2010, compared to $2.1 million for the three months ended December 31, 2009.  Interest expense on FHLB of New York borrowings increased $12,000, or 22.2%, to $66,000 at December 31, 2010, from $54,000 at December 31, 2009.  The average cost of interest-bearing deposits decreased 59 basis points, to 1.47% for the three months ended December 31, 2010, compared to 2.06% for the three months ended December 31, 2009.  The average cost of total interest-bearing liabilities decreased 53 basis points to 1.50% for the three months ended December 31, 2010, from 2.03% for the three months ended December 31, 2009.

Provision for Loan Losses. The Company recorded a loan loss provision of $3.7 million for the first quarter of fiscal 2010, a decrease of $8.1 million compared to an $11.8 million loan loss provision in the prior year period. The $3.8 million provision for the three month period ended December 31, 2010 reflects no charge offs for criticized assets, a $3.8 million decrease in general loss allowance and a recovery of $0.1 million. The Company’s future level of provisioning will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, real estate values and other factors existing at the time. Please refer to the “Allowance for Loan Losses and Asset Quality” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Non-interest Income. Non-interest income increased $0.2 million to $0.4 million for the three months ended December 31, 2010 from $0.2 million for the three months ended December 31, 2009.  The increase was primarily due to a decrease in the OTTI charge of $0.3 million.

Non-interest Expense.  Non-interest expense increased $0.6 million, or 17.5%, to $3.9 million for the three months ended December 31, 2010, from $3.3 million for the three months ended December 31, 2009.  The increase resulted primarily from increases in compensation and benefits of $0.2 million, FDIC insurance of $0.1 million, professional fees of $0.2 million and other expenses of $0.1 million.

Income Taxes. Income tax expense increased $3.9 million to $0.1 million for the three months ended December 31, 2010, compared to a benefit of $3.8 million for the three months ended December 31, 2009. This increase was primarily due to the presence of a valuation allowance at December 31, 2010 that did not exist at December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 (the “Evaluation Date”).

 In connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with its independent registered public accounting firm, Crowe Horwath LLP, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures. As a result, management concluded that a material weakness in its internal control associated with the procedures for determining the allowance for loan losses existed as of September 30, 2010 and continued throughout the quarterly period ended December 31, 2010 as it was discovered only after the Evaluation Date. As a result, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were not operating in an effective manner.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The Bank is also a defendant in an action brought by The Mazel Group and Yehuda Backer on May 23, 2011 in the Supreme Court of the State of New York County of Kings.  The plaintiffs are claiming damages of up to $100 million, including punitive damages, for alleged breach of contract, tortious interference with precontractual negotiations and breach of duty to protect confidential information.  Management has not had an opportunity to date to assess the merits of the case, but intends to vigorously defend the matter.  It is too preliminary in the proceedings to predict the ultimate results of this matter; however, management does not currently expect that the resolution of these proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2010, as filed with the SEC on June 27, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The Company did not purchase any shares of Common Stock in the quarter ending December 31, 2010.  Through September 30, 2010, the Board of Directors of the Company approved four common stock repurchase plans. The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through December 31, 2010, the Company has repurchased 106,674 shares at an average cost of $11.44 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

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

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: June 29, 2011	/s/ Gregg J. Wagner
President and Chief Executive Officer

Date: June 29, 2011	/s/ Michael A. Trinidad
Senior Vice President and Chief Financial Officer