Form 10-Q
period 2011-03-31
Brooklyn Federal Bancorp, Inc.
filed 2011-06-29
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,882,607
Class	Outstanding at June 24, 2010

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)
(Unaudited)

	March 31,	September 30,
	2011	2010
	(unaudited)	(audited)
Assets
Cash and due from banks (including interest-earning balances of $28,712 and $9,555, respectively)	$30,215	$14,202
Securities available-for-sale	95,506	69,107
Loans receivable	341,572	387,783
Less: Allowance for loan losses	21,887	17,941
Loans receivable, net	319,685	369,842
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,766	1,803
Bank owned life insurance	10,099	9,880
Accrued interest receivable	1,656	2,061
Premises and equipment, net	1,628	1,822
Prepaid expenses and other assets	17,760	19,039
Total assets	$478,315	$487,756

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,138	$16,033
Interest-bearing deposits	151,087	154,800
Certificates of deposit	254,931	252,573
Total deposits	422,156	423,406
Borrowings	9,000	10,500
Advance payments by borrowers for taxes and insurance	2,002	2,577
Accrued expenses and other liabilities	5,106	5,534
Total liabilities	438,264	442,017
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,882,607 and 12,889,344 outstanding, respectively	135	135
Additional paid-in capital	43,094	43,119
Retained earnings - substantially restricted	6,953	12,687
Treasury shares - at cost, 601,603 shares and 594,866 shares, respectively	(7,728)	(7,720)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,156)	(2,235)
Unallocated shares of the stock-based incentive plan	(184)	(259)
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of income tax benefit	(63)	12
Total stockholders’ equity	40,051	45,739
Total liabilities and stockholders’ equity	$478,315	$487,756

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Interest income:
First mortgage and other loans	$4,506	$6,907	$9,485	$14,095
Mortgage-backed securities	664	862	1,252	1,772
Other securities and interest-earning assets	55	82	92	174
Total interest income	5,225	7,851	10,829	16,041

Interest expense:
Deposits	1,439	1,950	2,961	4,015
Borrowings	63	51	129	105
Total interest expense	1,502	2,001	3,090	4,120

Net interest income before provision for loan losses	3,723	5,850	7,739	11,921
Provision for loan losses	900	12,082	4,604	23,877
Net interest income (loss) after provision for loan losses	2,823	(6,232)	3,135	(11,956)

Non-interest income:
Total loss on OTTI of securities	-	(929)	(8)	(2,017)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	-	776
Net loss on OTTI recognized in earnings	-	(929)	(8)	(1,241)
Banking fees and service charges	96	199	225	484
Net loss on sale of securities available-for-sale	(1,364)	-	(1,364)	-
Net gain on sale of loans held-for-sale	39	34	166	94
Other	148	148	322	290
Total non-interest loss	(1,081)	(548)	(659)	(373)

Non-interest expense:
Compensation and employee benefits	2,027	2,027	4,198	4,059
Occupancy and equipment	520	468	976	896
FDIC Insurance	347	154	603	302
Professional fees	594	423	954	594
Data processing fees	177	168	345	330
Other	575	385	1,040	743
Total non-interest expense	4,240	3,625	8,116	6,924

Loss before income tax expense	(2,498)	(10,405)	(5,640)	(19,253)
Income tax (benefit) expense	(35)	(4,454)	94	(8,215)
Net loss	$(2,463)	$(5,951)	$(5,734)	$(11,038)
Loss per common share:
Basic	$(0.19)	$(0.47)	$(0.45)	$(0.87)
Diluted	$(0.19)	$(0.47)	$(0.45)	$(0.87)
Average common shares outstanding:
Basic	12,653,133	12,625,968	12,646,830	12,619,455
Diluted	12,653,133	12,625,968	12,646,830	12,622,373

                                    See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at October 1, 2010	$135	$43,119	$12,687	$(7,720)	$(2,235)	$(259)	$12	$45,739

Comprehensive income:
Net loss	--	--	(5,734)	--	--	--	--	(5,734)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $69	--	--	--	--	--	--	(75)	(75)
Total comprehensive loss								(5,809)

Treasury stock purchased (6,737 shares)	--	--	--	(8)	--	--	--	(8)
Allocation of ESOP stock	--	(69)	--	--	79	--	--	10
Stock-based incentive plan expense	--	44	--	--	--	75	--	119
Dividends paid on common stock	--	--	--	--	--	--	--	--
Balance at March 31, 2011	$135	$43,094	$6,953	$(7,728)	$(2,156)	$(184)	$(63)	$40,051

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,734)	$(11,038)
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	10	79
Stock-based incentive plan expense	119	155
Depreciation and amortization	251	226
Provision for loan losses	4,604	23,877
Income from bank-owned life insurance	(204)	(175)
Gross loss on OTTI recognized in earnings	8	1,241
Amortization (accretion) of servicing rights	32	(29)
Accretion of deferred loan fees, net	(399)	(288)
Amortization (accretion) of premiums, net of premium (discounts)	3	(205)
Originations of loans held-for-sale	(4,020)	(3,022)
Proceeds from sales of loans held-for-sale	4,120	3,065
Principal repayments on loans held-for-sale	--	2
Net gain on sales of loans held-for-sale	(100)	(94)
Decrease in accrued interest receivable	405	124
Deferred income tax benefit	1,334	(5,215)
Net loss on sales of securities available-for-sale	1,364	--
Decrease (increase) in prepaid expenses and other assets	178	(7,377)
Decrease in accrued expenses and other liabilities	(428)	(1,947)
Net cash provided by (used in) operating activities	1,543	(621)
Cash flows from investing activities:
Repayments in excess of loan originations (Loan originations in excess of repayments)	24,038	(6,687)
Proceeds from the sale of loan notes	21,708	--
Principal repayments on mortgage-backed securities held-to-maturity	--	10,203
Principal repayments on mortgage-backed securities available-for-sale	18,452	--
Purchases of mortgage-backed securities held-to-maturity	--	(6,462)
Purchases of securities available-for-sale	(58,321)	--
Proceeds from the sale of securities available-for-sale	11,962	--
Net redemptions of FHLB stock	37	744
Purchases of bank-owned life insurance	(15)	(15)
Purchases of premises and equipment	(57)	(134)
Net cash provided by (used in) investing activities	17,804	(2,351)
Cash flows from financing activities:
(Decrease) increase in deposits	(1,250)	28,313
Net decrease in short term borrowings	(1,500)	(23,000)
Proceeds from long term borrowings	--	5,000
(Decrease) increase in advance payments by borrowers for taxes and insurance	(575)	146
Purchase of treasury shares	(8)	(12)
Payment of cash dividend	--	(799)
Net cash (used in) provided by financing activities	(3,333)	9,648

Net increase in cash and cash equivalents	16,014	6,676
Cash and cash equivalents at beginning of year	14,201	3,472
Cash and cash equivalents at end of period	$30,215	$10,148

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,094	$4,121
Taxes	--	4,122

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, and 3,967,500 shares to depositors resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At March 31, 2011, there were 12,882,607 total shares outstanding 71.8% of which were owned by BFS Bancorp, MHC.

Brooklyn Federal Savings Bank

The Bank is a federally chartered savings bank headquartered in Brooklyn, NY.  The Bank was originally founded in 1887.  We conduct our business from our main office and four branch offices.  All of our offices are located in New York State.  The telephone number at our main office is (718) 855-8500.

Our principal business activity is originating mortgage loans secured by one-to-four-family residential real estate and, to a limited extent, a variety of consumer loans and home equity loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposit, and emphasize personal and efficient service for our customers.

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2010, should be read in conjunction with these statements.

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

Note 5 - Securities

Investments in securities at March 31, 2011 and September 30, 2010 are summarized as follows:

March 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Government agency	$14,208	$7	$(97)	$14,118
Government-sponsored enterprises	60,853	320	(332)	60,841
Private issuers	6,080	160	(36)	6,204
Government debentures	13,977	11	(152)	13,836
Mutual funds	500	7	-	507
Total securities available-for-sale	$95,618	$505	$(617)	$95,506

September 30, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Government agency	$16,522	$217	$(2)	$16,737
Government-sponsored enterprises	24,440	464	(15)	24,889
Private issuers	22,055	680	(1,383)	21,352
Government debentures	2,990	39	-	3,029
Mutual funds	3,079	21	-	3,100
Total securities available-for-sale	$69,086	$1,421	$(1,400)	$69,107

The Company acquired all of its mortgage-backed securities by purchase (none resulted from retained interests in loans sold or securitized by the Company). At March 31, 2011, mortgage-backed securities issued by government-sponsored enterprises consisted of (i) Federal Home Loan Mortgage Corporation (“Freddie Mac”) securities with an amortized cost of $10.4 million (compared to $6.9 million at September 30, 2010) and an estimated fair value of $10.5 million (compared to $7.2 million at September 30, 2010) and (ii) Federal National Mortgage Association (“Fannie Mae”) securities with an amortized cost of $53.3 million (compared to $17.5 million at September 30, 2010) and an estimated fair value of $53.1 million (compared to $17.7 million at September 30, 2010) and (iii) Ginnie Mae securities with an amortized cost of $14.2 million (compared to $16.5 million at September 30, 2010) and an estimated fair value of $14.1 million (compared to $16.7 million at September 30, 2010). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at March 31, 2011.

The Company recognized total pre-tax other-than-temporary impairment charges of approximately $8,000 on securities for the six months ended March 31, 2011 which was recognized in earnings (all of which was recognized during the three months ended December 31, 2010 included in this six month period), compared to $0.9 million for the three months ended March 31, 2010 of which $0.5 million was recognized in earnings and $1.2 million for the six months ended March 31, 2010 of which $0.7 million was recognized in earnings. This security was sold during March 2011.

The company sold $13.3 million of securities, realizing a loss of $1.4 million during the six months ended March 31, 2011, compared to no sale of securities for the six months ended March 31, 2010.

At March 31, 2011, the Bank pledged securities having an amortized cost of $22.5 million, with an estimated fair value of $22.7 million, as collateral for advances from the Federal Home Loan Bank of New York.

The following table summarizes debt securities available-for-sale at estimated fair value by contractual final maturity as of March 31, 2011.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without a prepayment penalty.

	Amortized	Estimated
	cost	Fair Value
	(In thousands)
Securties available-for-sale:
One year or less	$-	$-
Over one year through five years	6,648	6,630
Over five years through ten years	20,616	20,634
More than ten years	67,854	67,735
Total securities available-for-sale:	$95,118	$94,999

The following table summarizes securities at March 31, 2011 and September 30, 2010 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)

Government agency	$14,011	$(96)	$68	$(1)	$14,079	$(97)
Government-sponsored enterprises	40,369	(303)	1,635	(29)	42,004	(332)
Government debentures	10,825	(152)	-	-	10,825	(152)
Private issuers	-	-	1,071	(36)	1,071	(36)
Total temporarily impaired secrities	$65,205	$(551)	$2,774	$(66)	$67,979	$(617)

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)

Government agency	$73	$(2)	$-	$-	$73	$(2)
Government-sponsored enterprises	2,899	(15)	-	-	2,899	(15)
Government debentures	-	-	-	-	-	-
Private issuers	-	-	5,316	(1,383)	5,316	(1,383)
Total temporarily impaired secrities	$2,972	$(17)	$5,316	$(1,383)	$8,288	$(1,400)

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI.  When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is not required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For mortgage-backed securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determines if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of March 31, 2011, the Company does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is likely that the Company will not be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of March 31, 2011.

U.S. Government Agency and Government Sponsored Enterprise Mortgage-backed Securities

The carrying value of the Company’s U.S. Government agency and Government sponsored mortgage-backed securities totaled $75.0 million at March 31, 2011 and comprised 78.5% of total investments and 15.3% of total assets as of that date.  At March 31, 2011, there were 24 securities of this type in an unrealized loss position for less than 12 months and 3 securities of this type in an unrealized loss position for 12 months or longer.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies, such as Ginnie Mae, which guarantees the contractual cash flows associated with those securities and U.S. government-sponsored entities such as Fannie Mae and Freddie Mac, each of which carried the implicit guarantee of the U.S. government to guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac each were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of those agencies, thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

In light of the factors noted above, the Company does not consider its U.S. Government agency and Government sponsored mortgage-backed securities with unrealized losses at March 31, 2011 to be “other-than-temporarily” impaired as of that date.

Private Issuer Mortgage-backed Securities

The carrying value of the Company’s private issuer mortgage-backed securities totaled $6.2 million at March 31, 2011 and comprised 6.5% of total investments and 1.3% of total assets as of that date.  At March 31, 2011, there was one security of this type in an unrealized loss position for less than 12 months and no securities of this type in an unrealized loss position for 12 months or longer.

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

The following table presents a roll-forward of the credit loss component of OTTI on private issuer mortgage-backed securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the three and six months ended March 31, 2011.  OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months ended March 31, 2011	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of January 31, 2011	$2,365	$2,365	$-
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	-	-	-
Reduction for previous credit losses realized on securities sold during the period	(2,365)	(2,365)	-
Ending balance as of March 31, 2011	$-	$-	$-

For the Six Months ended March 31, 2011	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2010	$2,357	$2,357	$-
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	8	8	-
Reduction for previous credit losses realized on securities sold during the period	(2,365)	(2,365)	-
Ending balance as of March 31, 2011	$-	$-	$-

Note 6 – Loans Receivable, net

The components of the loan portfolio are summarized as follows:

	March 31,	September 30,
	2011	2010
	(In thousands)
Mortgage loans:
One- to four-family	$74,776	$73,457
Multi-family	48,579	65,209
Commercial	104,695	119,727
Construction	84,603	95,824
Land	29,157	34,084
	341,810	388,301
Consumer and other loans:
Personal loans	248	331
Loans secured by deposit accounts	137	118
	385	449
Total loans receivable	342,195	388,750

Deferred net loan origination fees	(623)	(967)
Allowance for loan losses	(21,887)	(17,941)
Total loans receivable, net	$319,685	$369,842

The following table summarizes the activity in allowance for loan losses for the three and six month periods ended March 31, 2011 and 2010 (dollars in thousands):

	For The Three Months Ended
	March	March
	2011	2010
	(In thousands)

Balance, beginning of period	$21,696	$19,878
Charge-offs	(1,261)	(11,572)
Recoveries/losses	552	-
Provision for loan losses	900	12,083
Balance, end of period	$21,887	$20,389

	For The Six Months Ended
	March	March
	2011	2010
	(In thousands)

Balance, beginning of period	$17,941	$10,750
Charge-offs	(1,261)	(14,238)
Recoveries/losses	603	-
Provision for loan losses	4,604	23,877
Balance, end of period	$21,887	$20,389

The following table summarizes the activity in allowance for loan losses and the impairment evaluation for the six months ended March 31, 2011 (dollars in thousands):

	For the Six Months Ended March 31, 2011
	One-to-Four	Multi-	Commercial			Consumer
	Family	Family	Real Estate	Construction	Land	and Other	Total
Allowance for loan losses:
Beginning balance	$547	$3,125	$9,485	$1,664	$3,104	$16	$17,941
Charge-offs	(57)	-	-	(1,073)	(131)	-	(1,261)
Recoveries/losses	3	5	20	572	3	-	603
Provision for loan losses	(326)	663	577	1,370	2,329	(9)	4,604
Ending balance	$166	$3,793	$10,082	$2,534	$5,305	$7	$21,887

Ending balance: individually
evaluated for impairment	$-	$-	$1,061	$-	$6	$-	$1,067
Ending balance: collectively
evaluated for impairment	166	3,793	9,021	2,534	5,299	7	20,820
Ending balance	$166	$3,793	$10,082	$2,534	$5,305	$7	$21,887

Loans:
Ending balance: individually
evaluated for impairment	$1,289	$29,189	$51,309	$54,325	$18,225	$-	$154,337
Ending balance: collectively
evaluated for impairment	73,487	19,391	53,385	30,278	10,932	385	187,858
Ending balance	$74,776	$48,580	$104,694	$84,603	$29,157	$385	$342,195

The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  At March 31, 2011, loans modified in a troubled debt restructuring totaled $35.5 million.  There are no unfunded commitments on any of these loans. One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $35.1 million is in non-accrual status, and is included in the table below.

The following table sets forth information with respect to the Company’s non-performing loans (dollars in thousands):

	March	September
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$1,289	$-
Multi-family	23,596	23,956
Commercial real estate	39,508	34,908
Construction	35,913	7,890
Land	8,079	5,103
Consumer	-	-
Total non-accrual loans	108,385	71,857

Loans past maturity and still accruing:
Multi-family	4,940	1,365
Commercial real estate	-	3,713
Construction	4,754	6,615
Land	-	2,628
Total loans past maturity and still accruing	9,694	14,321

Total non-performing loans	$118,079	$86,178

At March 31, 2011 there were no loans over 90 days past due that were still accruing interest.

For the three and six months ended March 31, 2011, there was $2.7 million and $5.1 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as “watch” are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity appears limited. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While “special mention” assets have not deteriorated to the point of being classified as “substandard,” management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (dollars in thousands):

	One-to-
	Four	Multi-	Commercial			Consumer
	Family	Family	Real Estate	Construction	Land	and Other	Total
Credit Risk by Internally Assigned Rating:
Pass	$72,227	$13,325	$29,223	$-	$2,092	$385	$117,252
Watch	1,534	2,924	16,197	8,372	3,600	-	32,627
Special Mention	18	3,129	7,063	21,906	5,240	-	37,356
Substandard	1,289	29,189	47,596	54,325	18,225	-	150,624
Doubtful	-	-	3,713	-	-	-	3,713
	$75,068	$48,567	$103,792	$84,603	$29,157	$385	$341,572

The following table presents an aging analysis of the recorded investment of past due loans receivable as of March 31, 2011 (dollars in thousands):

	30-59 Days	60-89 Days	Greater Than	Total Past			Total Loans
	Past Due	Past Due	90 Days	Due	TDR (1)	Current	Receivable
One-to-Four Family	$399	$-	$943	$1,342	$392	$73,334	$75,068
Multi-Family	6,515	-	9,450	15,965	13,477	19,125	48,567
Commercial Real Estate	8,892	-	28,912	37,804	10,681	55,307	103,792
Construction	15,529	3,847	12,709	32,085	9,017	43,501	84,603
Land	900	223	5,905	7,028	1,977	20,152	29,157
Consumer and Other	1	18	-	19	-	366	385
	$32,236	$4,088	$57,919	$94,243	$35,544	$211,785	$341,572

(1)	$0.4 million of TDR loans have performed in accordance with modified terms
$35.1 million of TDR loans have not performed in accordance with modified terms and are in non-accrual status

The following table presents the recorded investment and unpaid principal balances for impaired loans with the associated specific allowance amount, if applicable. Management determined the specific allowance based on the current fair value of the collateral, less selling costs (dollars in thousands):

	As of and for the six months ended March 31, 2011

	Unpaid			Average	Interest
	Principal	Recorded	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
Loans without a specific valuation allowance:
One-to-Four Family	$1,347	$1,289		$645	$5
Multi-Family	34,045	29,189		40,875	263
Commercial Real Estate	65,241	48,480		36,570	249
Construction	55,727	54,325		35,350	318
Land	21,275	17,788		8,894	36
Consumer and Other	-	-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-	-	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	2,829	2,829	1,061	4,122	12
Construction	-	-	-	-	-
Land	437	437	6	437	10
Consumer and Other	-	-	-	-

Total:
One-to-Four Family	1,347	1,289	-	645	5
Multi-Family	34,045	29,189	-	40,875	263
Commercial Real Estate	68,070	51,309	1,061	40,692	261
Construction	55,727	54,325	-	35,350	318
Land	21,712	18,225	6	9,331	46
Consumer and Other	-	-	-	-	-
Total substandard loans	$180,901	$154,337	$1,067	$126,893	$893

	As of and for the year ended September 30, 2010

	Unpaid			Average	Interest
	Principal	Recorded	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
Loans without a specific valuation allowance:
One-to-Four Family	$-	$-		$-	$7
Multi-Family	38,903	31,380		20,917	509
Commercial Real Estate	64,191	47,146		35,889	369
Construction	25,726	24,660		18,882	92
Land	22,582	15,938		15,206	15
Consumer and Other	-	-		-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-	-	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	5,414	5,414	1,081	3,976	27
Construction	-	-	-	-	-
Land	437	437	6	437	8
Consumer and Other	-	-	-	-

Total:
One-to-Four Family	-	-	-	-	7
Multi-Family	38,903	31,380	-	20,917	509
Commercial Real Estate	69,605	52,560	1,081	39,865	396
Construction	25,726	24,660	-	18,882	92
Land	23,019	16,375	6	15,643	23
Consumer and Other	-	-	-	-	-
Total impaired loans	$157,253	$124,975	$1,087	$95,307	$1,027

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2011 and September 30, 2010 are as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	March 31, 2011	Assets	Inputs	Inputs
Mortgage-backed securities:
Government agency	$14,118	$--	$14,118	$--
Government-sponsored enterprises	60,841	--	60,841	--
Private issuers	6,204	--	6,204	--
Government debentures	13,836	13,836	--	--
Mutual funds	507	507	--	--
Total securities available-for-sale	$95,506	$14,343	$81,163	$--

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
Mortgage-backed securities:
Government agency	$16,737	$--	$16,737	$--
Government-sponsored enterprises	24,889	--	24,889	--
Private issuers	21,352	--	21,352	--
Government debentures	3,029	3,029	--	--
Mutual funds	3,100	3,100	--	--
Total securities available-for-sale	$69,107	$6,129	$62,978	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at March 31, 2011 and September 30, 2010 is as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	March 31, 2011	Assets	Inputs	Inputs
One-to-Four Family	$1,289	$-	$-	$1,289
Multi-Family	29,189	-	-	29,189
Commercial Real Estate	50,248	-	-	50,248
Construction	54,325	-	-	54,325
Land	18,219	-	-	18,219
Consumer and Other	-	-	-	-
Total Impaired loans	$153,270	$-	$-	$153,270

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
One-to-Four Family	$-	$-	$-	$-
Multi-Family	31,380	-	-	31,380
Commercial Real Estate	51,479	-	-	51,479
Construction	24,660	-	-	24,660
Land	16,369	-	-	16,369
Consumer and Other	-	-	-	-
Total Impaired loans	$123,888	$-	$-	$123,888

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities available-for-sale, which includes mortgage-backed securities, was obtained either through a primary broker/dealer or other third party provider from readily available price quotes as of March 31, 2011 (Level 1) or by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2011 and September 30, 2010:

	March 31, 2011		September 30, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)

Financial assets:
Cash and due from banks	$30,215	$30,215	$14,201	$14,201
Securities available-for-sale	95,506	95,506	69,107	69,107
Securities held-to-maturity	-	-	-	-
Loans receivable, net	341,572	317,415	369,842	369,750
FHLB stock	1,766	N/A	1,803	N/A
Accrued interest receivable	1,656	1,656	2,061	2,061

Financial liabilities:
Deposits	422,156	430,526	423,406	428,667
Borrowings	9,000	9,272	10,500	10,936
Accrued interest payable	24	24	28	28

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

The fair value of the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities has been steadily decreasing, which has caused a corresponding decrease in the fund’s net asset value.  In October 2010, the fund lifted the temporary prohibition it had implemented on cash redemptions, thereby giving the Bank the ability to dispose of its remaining $2.7 million investment in this asset. During the six month period ended March 31, 2011, we concluded that this available-for-sale investment did incur an other-than-temporary impairment totaling $8,000 and the Bank charged current earnings for the impairment. This investment was sold in March of 2011.

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

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if we project lower levels of future taxable income.  Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. As of March 31, 2011, we had recorded a valuation allowance on all of our deferred income taxes. At September 30, 2010 we had recorded a valuation allowance of all but $1.3 million of our deferred income taxes.

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Overview.  Total assets decreased $9.4 million to $478.3 million at March 31, 2011 from $487.7 million at September 30, 2010.  This increase was primarily due to an increase in cash and due from banks and securities available-for-sale offset by a decrease in loans receivables.

Cash and Due From Banks.  Cash and due from banks increased $16.0 million, or 112.8%, to $30.2 million at March 31, 2011 from $14.2 million at September 30, 2010.

Securities.  Investment securities increased $26.4 million, or 38.2%, to $95.5 million at March 31, 2011 from $69.1 million at September 30, 2010.  This increase was primarily due to $58.3 million purchases of securities, partially offset by $13.3 million sales of securities, and repayments of approximately $18.5 million.

 Net Loans.  Loans before allowance for loan losses decreased $46.2 million, or 11.9%, to $341.6 million at March 31, 2011 from $387.8 million at September 30, 2010, primarily due to decreases in commercial real estate loans of $61.7 million and construction loans of $3.5 million offset in part by an increase in one-to-four family loans of $1.9 million and lines of credit of $1.9 million. Due to OTS mandated restrictions the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at March 31, 2011 we classified $37.4 million of our assets as special mention or potential problem loans compared to $62.5 million at September 30, 2010.   Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.

At March 31, 2011 we classified $154.3 million of loans as substandard or worse compared to $125.0 million at September 30, 2010.  Substandard/doubtful loans include $119.0 million of non-performing loans, of which $109.3 million are non-accrual loans and $9.7 million are loans contractually past maturity date for which we continue to accrue interest. Of the $119.0 million in non-accrual loans, $35.1 million are TDR’s and are performing in accordance with their modified terms. We have evaluated each substandard/doubtful loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $150.5 million of such substandard/doubtful loans did not require an allowance as of March 31, 2011 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan.  The Company believes that as of March 31, 2011 the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio. There can be no assurances that additional provision for loan losses will not be required in future periods.

Net charge-offs totaled $1.3 million for the six months ended March 31, 2011 compared to $14.2 million for the six months ended March 31, 2010.  Annualized net charge-offs represented 0.19% of average loans for the six months ended March 31, 2011.

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

The following table summarizes the activity in ALLL for the six month periods ended March 31, 2011 and 2010 (dollars in thousands):

	March	March
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$17,941	$10,750

Charge-offs:
One-to-four-family	(58)	(170)
Multi-family	-	(2,692)
Commercial real estate	-	(9,956)
Construction	(1,073)	(255)
Land	(131)	(1,130)
Consumer and other	-	(35)
Recoveries	603	-
Net charge-offs	(658)	(14,238)

Provision for loan losses	4,604	23,877

Balance at end of period	$21,887	$20,389

Ratios:
Net charge-offs to average loans outstanding	0.18%	3.27%
Allowance for loan losses to total loans at end of period	6.41%	4.82%

The Company recorded a loan loss provision of $4.6 million for the six months ended March 31, 2011, a decrease of $19.3 million, compared to a $23.9 million provision in the same prior year period. The $4.6 million recognized as provision for the six month period ended March 31, 2011 reflects $1.3 million of charge offs for criticized assets, a $3.9 million increase in general loss allowance and a recovery of $0.6 million. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.

At March 31, 2011 and September 30, 2010, the Bank’s allowance for loan losses was $21.9 million and $17.9 million, respectively.

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

Non-Performing Loans. Non-performing loans are defined as either in non-accrual status, over 90 days past due and still accruing,  and/or past contractual maturity date.  At March 31, 2011, $116.0 million of our loans net of specific allowances, or 32.3%, of our total loans, compared to $83.2 million, or 21.6%, at September 30, 2010, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a TDR, or troubled debt restructuring.  If a TDR, at the time of its modification, is current, or performing, it will remain in accrual status, so long as the borrower continues to perform in accordance with the modified terms.  If a TDR, at the time of its modification, is not performing, the loan will remain in non-accrual status until such time that the borrower has demonstrated the ability to perform in accordance with the modified terms, usually six months. At March 31, 2011, loans modified in a troubled debt restructuring totaled $35.5 million.  One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $35.1 million is in non-accrual status, and included in the table below.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	March	September
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$1,289	$-
Multi-family	23,596	23,956
Commercial real estate	39,508	34,908
Construction	35,913	7,890
Land	8,079	5,103
Consumer	-	-
Total non-accrual loans	108,385	71,857

Loans past maturity and still accruing:
Multi-family	4,940	1,365
Commercial real estate	-	3,713
Construction	4,754	6,615
Land	-	2,628
Total loans past maturity and still accruing	9,694	14,321

Past due over 90 days and still accruing	-	-
Real estate owned	-	-
Total non-performing loans	$118,079	$86,178

For the three and six months ended March 31, 2011, there was $1.3 million and $4.4 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets decreased $1.3 million, or 6.7%, to $17.8 million at March 31, 2011 from $19.0 million at September 30, 2010.  The decrease was due primarily to a decrease in insurance premiums.

Deposits.  Total deposits decreased $1.2 million, or 0.3%, to $422.2 million at March 31, 2011 from $423.4 million at September 30, 2010. Interest bearing deposits decreased $3.7 to $151.1 million at March 31, 2011 from $154.8 million at September 30, 2010 while certificates of deposit increased $2.4 million to $254.9 million from $252.6 million at September 30, 2010 and non-interest bearing deposits increased $0.1 million to $16.1 million at March 31, 2011 from $16.0 million at September 30, 2010.

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

A significant portion of our liquidity consists of cash and cash equivalents and securities available for sale, which are a product of our operating, investing and financing activities.  At March 31, 2011, $30.2 million of our assets were invested in cash and due from banks and $95.5 million were invested in securities available for sale.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans.  Pursuant to the directive we received from the OTS, except for commitments outstanding as of December 3, 2009, we will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.  In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements.  There were no certificates of deposit and short-term investment securities (maturing in less than three years) at March 31, 2011.  As of March 31, 2011 we had $9.0 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $39.1 million.  In addition, we have access to a secured line of credit with the Federal Reserve Bank of New York.

At March 31, 2011 we had $37.8 million in loan commitments outstanding, which included $9.2 million in undisbursed construction loans, $13.4 million in commercial real estate lines of credit, $5.5 million in unused home equity lines of credit and $9.7 million in one-to-four-family loans. Pursuant to the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction, or land loans without prior OTS approval.  Certificates of deposit due within one year of March 31, 2011 totaled $146.3 million, or 57.4%, of total certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects our customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at March 31, 2011 and September 30, 2010, as compared to the minimum regulatory capital requirements applicable at that time:

	Actual		For capital adequacy purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2011:
Total risk-based capital (to risk weighted assets)	$39,977	11.1%	$28,897	8.0%
Tier I risk-based capital (to risk weighted assets)	35,153	9.7%	14,449	4.0%
Tangible capital (to tangible assets)	35,153	7.4%	7,167	1.5%
Tier I leverage (core) capital (to adjusted tangible assets)	35,153	7.4%	14,335	3.0%

At September 30, 2010:
Total risk-based capital (to risk weighted assets)	$45,912	10.9%	$33,603	8.0%
Tier I risk-based capital (to risk weighted assets)	39,094	9.3%	16,802	4.0%
Tangible capital (to tangible assets)	39,094	8.0%	7,289	1.5%
Tier I leverage (core) capital (to adjusted tangible assets)	39,094	8.0%	14,577	3.0%

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

Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2011:

		Commitment Expiration by Period
			More than	More Than
			One Year	Three Years
		One Year	Through	Through	More Than
Off-Balance Sheet Arrangements	Total	or Less	Three Years	Five Years	Five Years
To originate loans	$9,665	$9,665	$-	$-	$-
Unused lines of credit, including undisbursed construction loans	28,151	9,313	12,513	1,476	4,849

Total	$37,816	$18,978	$12,513	$1,476	$4,849

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

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES

	Three months ended March 31,
		2011				2010
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost

Loans	$356,167	$4,506	5.06%	$435,643		$6,907	6.34%
Mortgage-backed securities	75,918	621	3.27%	68,347	(1)	862	5.04%
Investments securities and other interest-earning assets	43,857	98	91.00%	9,705	(1)	82	3.43%
Total interest earning assets	475,942	5,225	4.39%	513,695		7,851	6.10%

Non-interest earning assets	9,463			12,893
Total Assets	$485,405			$526,588

Interest Bearing Liabilities:

Savings accounts	$66,705	66	0.40%	$63,111		92	0.59%
Money market/NOW accounts	84,558	136	0.65%	85,232		250	1.19%
Certificates of deposits	259,063	1,236	1.93%	262,158		1,608	2.49%
Total interest-bearing deposits	410,326	1,438	1.42%	410,501		1,950	1.93%
Borrowings	9,000	63	2.88%	8,868		51	2.33%
Total interest bearing liabilities	419,326	1,501	1.45%	419,369		2,001	1.94%

Non-interest bearing liabilities:	24,869			28,426
Total liabilities	444,195			447,795

Stockholder’s equity	41,210			78,793

Total liabilities & stockholder’s equity	485,405			$526,588

Net interest income		$3,724				$5,850

Average interest rate spread			2.94%				4.16%

Net interest-earning assets	56,616			94,326

Net Interest Margin			3.11%				4.56%

Ratio of average interest earning assets to interest bearing liabilities			113.50%				122.49%

(1) These amounts represent net amounts after OTTI

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES

	Six months ended March 31,
		2011				2010
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost

Loans	$341,273	$9,485	5.56%	$434,442		$14,095	6.49%
Mortgage-backed securities	85,533	1,194	2.79%	70,664	(1)	1,772	5.02%
Investments securities and other interest-earning assets	43,570	150	0.69%	8,996	(1)	174	3.88%
Total interest earning assets	470,376	10,829	4.60%	514,102		16,041	6.24%

Non-interest earning assets	14,743			12,016
Total Assets	$485,119			$526,118

Interest Bearing Liabilities:

Savings accounts	$67,496	132	0.39%	$62,189		193	0.62%
Money market/NOW accounts	86,103	280	0.65%	81,960		512	1.25%
Certificates of deposits	255,857	2,549	1.99%	258,847		3,310	2.56%
Total interest-bearing deposits	409,456	2,961	1.45%	402,996		4,015	2.00%
Borrowings	9,000	129	2.87%	13,543		105	1.55%
Total interest bearing liabilities	418,456	3,090	1.48%	416,539		4,120	1.98%

Non-interest bearing liabilities:	23,768			28,567
Total liabilities	442,224			445,106

Stockholder’s equity	42,895			81,012

Total liabilities & stockholder’s equity	$485,119			$526,118

Net interest income		$7,739				$11,921

Average interest rate spread			3.12%				4.26%

Net interest-earning assets	$51,920			$97,563

Net Interest Margin			3.29%				4.63%

Ratio of average interest earning assets to interest bearing liabilities			112.41%				123.42%

(1) These amounts represent net amounts after OTTI

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Loss.  Net loss decreased $3.5 million to $2.5 million for the three months ended March 31, 2011 from $6.0 million for the three months ended March 31, 2010.  The primary reasons for the decrease were the decrease in the provision for loan losses of $11.2 million and a decrease in other-than-temporary impairment of securities of $0.9 million which were partially offset by a decrease in net interest income of $2.1 million, a loss on the sale of securities of $1.4 million and a reduction in  income tax benefit of $4.4 million.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $2.2 million, or 36.3%, to $3.7 million for the three months ended March 31, 2011, compared to $5.9 million for the three months ended March 31, 2010.  The Bank’s net interest rate spread decreased 122 basis points to 2.94% for the three months ended March 31, 2011, compared to 4.16% for the three months ended March 31, 2010.  The Bank’s net interest margin decreased 145 basis points to 3.11% for the three months ended March 31, 2011, compared to 4.56% for the three months ended March 31, 2010. The primary reason for the decreases in the net interest rate spread and net interest margin for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, is the average yield on loans, which decreased 128 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the three months ended March 31, 2010.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, from 1.94% for the three months ended March 31, 2010 to 1.45% for the three months ended March 31, 2011. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $2.6 million, or 33.4%, to $5.2 million for the three months ended March 31, 2011 from $7.8 million for the three months ended March 31, 2010. Interest income on loans decreased $2.4 million, or 34.8%, to $4.5 million for the three months ended March 31, 2011 from $6.9 million for the three months ended March 31, 2010. Interest on multi-family and commercial real estate loans, construction loans and one-to-four family loans decreased by $1.8 million, $0.4 million and $0.2 million, respectively.  The average yield on loans decreased 128 basis points to 5.06% for the three months ended March 31, 2011, from 6.34% for the three months ended March 31, 2010. The average balance of the loan portfolio decreased $79.5 million, or 18.2%, to $356.2 million for the three months ended March 31, 2011 from $435.6 million for the three months ended March 31, 2010. Interest income on mortgage-backed securities decreased $0.2 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The average yield on mortgage-backed securities decreased 177 basis points to 3.27% for the three months ended March 31, 2011, compared to 5.04% for the quarter ended March 31 2010.  The average balance of the mortgage-backed securities portfolio increased $7.6 million, or 11.1%, to $75.9 million at March 31, 2011 from $68.3 million at March 31, 2010.  Interest income on investment securities and other interest-earning assets increased by $16 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The average yield on investment securities and other interest-earning assets increased 252 basis points to 0.91% for the three months ended March 31, 2011, compared to 3.43% for the three months ended March 31, 2010. The average balance of investment securities and other interest-earning assets increased $34.2 million, or 351.9%, to $43.9 million for the three months ended March 31, 2011 from $9.7 million for the three months ended March 31, 2010.

Interest Expense.  Interest expense decreased $0.5 million, or 25.0%, to $1.5 million for the three months ended March 31, 2011, compared to $2.0 million for the three months ended March 31 2010.  Interest expense on deposits decreased $0.6 million, or 26.3%, to $1.4 million for the three months ended March 31, 2011, compared to $2.0 million for the three months ended March 31, 2010.  Interest expense on FHLB borrowings remained flat at $0.1 million for the three months ended March 31, 2011 and 2010.  The decrease in total interest expense was primarily the result of a 51 basis point decrease in the average cost of interest-bearing deposits, to 1.42% for the three months ended, March 31, 2010 compared to 1.93% for the three months ended March 31 2010.   The decrease in total interest expense was primarily attributable to a $0.2 million decrease in the average balance of interest-bearing deposits, to $410.3 million for the three months ended March 31, 2011, from $410.5 million for the three months ended March 31, 2010, offset by a 55 basis point increase in the average cost of FHLB borrowings, to 2.88% for the three months ended March 31, 2011, compared to 2.33% for the three months ended March 31, 2010.  The average cost of total interest-bearing liabilities decreased 48 basis points to 1.45% for the three months ended March 31, 2011, from 1.94% for the three months ended March 31, 2010.

Provision for Loan Losses. The Company  recorded a loan loss provision of $0.9 million for the second quarter of fiscal 2011, resulting in a decrease of $11.1 million in loan loss provision during the three months ending March 31, 2011 compared to a $12.1 million loan loss provision taken in the prior year period. The $0.9 million provision for the three month period ended March 31, 2011 reflects $1.3 million in charge offs for criticized assets, $0.1 million increase in the general loss allowance and $0.5 million in recoveries.

Non-interest Loss. Non-interest loss increased $0.5 million, or 97.4%, to a loss of $1.1 million for the three months ended March 31, 2011 from a loss of $0.5 million for the three months ended March 31, 2010.  The increase was primarily due to the loss on sale of securities of $1.4 million partially offset be a decrease in impairment charge of $0.9 million for the three months ended March 31, 2011.  There were no sales of securities in the three months ended March 31, 2010 and no impairment charge was taken during the three months ended March 31, 2011.

Non-interest Expense.  Non-interest expense increased $0.5 million, or 13.8%, to $4.1 million for the three months ended March 31, 2011, from $3.6 million for the three months ended March 31, 2010.  The increase resulted primarily from increases in FDIC insurance of $0.2 million and increase in professional fees of $0.2 million.

Income Taxes. Income tax benefit decreased $4.4 million to a benefit of $0.1 million for the three months ended March 31, 2011, compared to an benefit of $4.5 million for the three months ended March 31, 2010.  The reason for this decrease in tax benefit was the gain before provision for income taxes at March 31, 2011 compared to a loss before income taxes at March 31, 2010.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010

Net Loss.  Net loss decreased $5.3 million to a $5.7 million for the six months ended March 31, 2011 from a $11.0 million for the six months ended March 31, 2010.  The primary reasons for the increase were the decrease in the provision for loan losses of $19.3 million and the decrease interest expense of $1.1 million offset by the loss on impairment of investment securities of $1.2 million, a decrease in total interest income of $5.2 million, an increase in non-interest expense of $1.1 million and a decrease in income tax benefit of $8.3 million for the six months ended March 31, 2011 compared to the same period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $4.2 million, or 35.1%, to $7.7 million for the six months ended March 31, 2011 from $11.9 million for the six months ended March 31, 2010.  The decrease in net interest income resulted primarily from a decrease in the average yield of interest-earning assets from 6.24% for the six months ended March 31, 2010 to 4.60% for the six months ended March 31, 2011. The average balance of interest-bearing deposits increased by 1.6%, from $403.0 million for the six months ended March 31, 2010 to $409.5 million for the six months ended March 31, 2011. The average cost of interest-bearing liabilities decreased 50 basis points, from 1.98% for the six months ended March 31, 2010 to 1.48% for the six months ended March 31, 2011.  The Bank’s net interest rate spread decreased 114 basis points to 3.12% for the six months ended March 31, 2011, compared to 4.26% for the six months ended March 31, 2010.  The Bank’s net interest margin decreased 134 basis points to 3.29% from 4.63% for the comparative period. The primary reason for the decreases in the net interest rate spread and net interest margin for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, is the average yield on loans, which decreased 93 basis points.  The Company’s level of non-accrual loans have increased, thereby reducing loan income which would otherwise have been recognized.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, from 1.98% for the six months ended March 31, 2010 to 1.48% for the six months ended March 31, 2011. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $5.2 million, or 32.5%, to $10.8 million for the six months ended March 31, 2011 from $16.0 million for the six months ended March 31, 2010.  Interest income on loans decreased $4.6 million, or 32.7%, to $9.5 million for the six months ended March 31, 2011 from $14.1 million for the six months ended March 31, 2010.  Interest on multi-family and commercial real estate loans, on construction loans and on one-to-four family loans decreased $3.7 million, $0.5 million and $0.4 million, respectively. The average balance of the loan portfolio decreased $93.2 million, or 21.4%, to $341.3 million for the six months ended March 31, 2011 from $434.4 million for the six months ended March 31, 2010. The average yield on loans decreased 93 basis points to 5.56% for the six months ended March 31, 2011, from 6.49% for the six months ended March 31, 2010. Interest income on mortgage-backed securities decreased $0.6 million, or 32.6%, for the six months ended March 31, 2011, compared to the same period last year. The average balance of mortgage-backed securities increased $14.9 million, and the average yield decreased 223 basis points to 2.79% for the six months ended March 31, 2011 compared to 5.02% for the six months ended March 31, 2010.  Interest income on investment securities and other interest-earning assets was flat at $0.1 million for the six months ended March 31, 2011 and 2010. The average balance on investment securities and other interest-earning assets increased $34.6 million, or 384.3%, to $43.6 million for the six months ended March 31, 2011 from $9.0 million for the six months ended March 31, 2010. The average yield on investment securities and other interest-earning assets decreased 319 basis points to 0.69% for the six months ended March 31, 2011, compared to 3.88% for the six months ended March 31, 2010.

Interest Expense.  Interest expense decreased $1.0 million, or 25.0%, to $3.1 million for the six months ended March 31, 2011, compared to $4.1 million for the six months ended March 31, 2010.  Interest expense on deposits decreased $1.0 million, or 26.3%, to $3.0 million for the six months ended March 31, 2011, compared to $4.0 million for the six months ended March 31, 2010.  Interest expense on FHLB borrowings remained flat at  $0.1 million for the six months ended March 31, 2011 and  March 31, 2010.  The decrease in total interest expense was primarily the result of a 55 basis point decrease in the average cost of interest-bearing deposits, from 2.00% for the six months ended March 31, 2010 to 1.45% for the six months ended March 31, 2011. The average balance of interest-bearing deposits increased $6.5 million, or 1.6%, from $403.0 million for the six months ended March 31, 2010 to $409.5 million for the six months ended March 31, 2011.  The average balance of FHLB borrowings decreased $4.5 million, or 33.5%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010.  The average cost of total interest-bearing liabilities decreased 50 basis points to 1.48% for the six months ended March 31, 2011, from 1.98% for the six months ended March 31, 2010.

Provision for Loan Losses. The Company recorded $4.6 million in loan loss provision for the six months ended March 31, 2011, resulting in a decrease of $19.3 million in loan loss provision in the three month ended March 31, 2011 compared to a $23.9 million loan loss provision in the prior year period for the same reasons noted in the “Provision for Loan Losses” discussion for the three months ended March 31, 2011.  Based upon the Company’s evaluation, the $4.6 million in the loan loss provision for the six months ended March 31, 2011, reflects $1.3 million of charge offs for criticized assets, a $3.9 million increase in general loss allowance and a recovery of $0.6 million.

Non-interest Loss. Non-interest loss increased $0.2 million to a loss of $0.7 million for the six months ended March 31, 2011 from a loss of $0.4 million for the six months ended March 31, 2010.  The increase was primarily due to a decrease in the impairment charge of $1.2 million to $$8.0 thousand for the three months ended March 31, 2011, from $1.3 million for the three months ended March 31, 2010. There was a $1.4 million loss on the sale of securities for the three months ended March 31, 2011, no securities were sold during the comparable period of the prior year. Banking fees and service charges decreased $0.3 million, or 53.5%, from $0.5 million for the six months ended March 31, 2010 to $0.2 million for the three months ended March 31, 2011.

Non-interest Expense.  Non-interest expense increased $1.1 million, or 15.6%, for the six months ended March 31, 2011 compared to the same period last year.  Compensation and employee benefits increased $0.1 million, professional fees increased $0.4 million,  FDIC insurance expense increased $0.3 million and other expense increased by $0.2 million.

Income Taxes. Income tax expense increased $8.3 million to $0.1 million for the six months ended March 31, 2011, from a benefit of $8.2 million for the six months ended March 31, 2010.  The reason for this increase was the income before provision for income taxes in March 2011 compared to loss before provision for income taxes in March 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 (the “Evaluation Date”).

 In connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with its independent registered public accounting firm, Crowe Horwath LLP, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures. As a result, management concluded that a material weakness in its internal control associated with the procedures for determining the allowance for loan losses existed as of September 30, 2010 and continued throughout the quarterly period ended March 31, 2011 as it was discovered only after the Evaluation Date. As a result, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were not operating in an effective manner.

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

The Bank is also a defendant in an action brought by The Mazel Group and Yehuda Backer on May23, 2011 in the Supreme Court of the State of New York County of Kings. The plaintiffs are claiming damages of up to $100 million, including punitive damages, for alleged breach of contract, tortious interference with precontractual negotiations and breach of duty to protect confidential information.  Management has not had an opportunity to date to assess the merits of the case, but intends to vigorously defend the matter.  It is too preliminary in the proceedings to predict the ultimate results of this matter; however, management does not currently expect that the resolution of these proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2010, as filed with the SEC on June 27, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The Company repurchased 6,737 shares of Common Stock in the quarter ending March 31, 2011.  Through September 30, 2009, the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through March 31, 2011, the Company has repurchased 113,411 shares at an average cost of $10.82 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2011 through January 31, 2011	6,737	$1.16	601,603	$772,409
February 1, 2011 through February 28, 2011	-	-	-	-
March 1, 2011 through March 31, 2011	-	-	-	-
Total	6,737	$1.16	601,603	$772,409

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. 1

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. 1

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. 1

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Vice President and Chief Financial Officer