Form 10-Q
period 2011-06-30
Brooklyn Federal Bancorp, Inc.
filed 2011-08-11
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer	☐
Non-accelerated Filer ☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES     ☐          NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.01 Par Value	12,882,607
Class	Outstanding at August 10, 2011

BROOKLYN FEDERAL BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART I

ITEM 1.                      FINANCIAL STATEMENTS

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	June 30,	September 30,
	2011	2010
Assets	(unaudited)	(audited)
Cash and due from banks (including interest-earning balances of $33,124 and $12,559, respectively)	$34,640	$14,201
Securities available-for-sale	132,317	69,107
Loans receivable	297,152	387,783
Less: Allowance for loan losses	20,668	17,941
Loans receivable, net	276,484	369,842
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,643	1,803
Bank owned life insurance	6,908	9,880
Accrued interest receivable	1,152	2,061
Premises and equipment, net	1,594	1,822
Prepaid expenses and other assets	15,191	19,039
Total assets	$469,929	$487,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$16,605	$16,033
Interest-bearing deposits	148,331	154,800
Certificates of deposit	245,834	252,573
Total deposits	410,770	423,406
Borrowings	9,000	10,500
Advance payments by borrowers for taxes and insurance	1,431	2,576
Accrued expenses and other liabilities	7,996	5,534
Total liabilities	429,197	442,016
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,484,210 issued and 12,882,607 and 12,889,344 outstanding, respectively	135	135
Additional paid-in capital	43,209	43,119
Retained earnings - substantially restricted	6,866	12,687
Treasury shares - at cost, 601,603 shares and 594,866 shares, respectively	(7,728)	(7,720)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,116)	(2,235)
Unallocated shares of the stock-based incentive plan	(164)	(259)
Accumulated other comprehensive income:
Net unrealized gain on securities, net of income tax benefit	530	12
Total stockholders’ equity	40,732	45,739
Total liabilities and stockholders’ equity	$469,929	$487,755

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest income:
First mortgage and other loans	$3,065	$6,292	$12,549	$20,387
Mortgage-backed securities	805	822	1,999	2,594
Other securities and interest-earning assets	94	55	245	229
Total interest income	3,964	7,169	14,793	23,210

Interest expense:
Deposits	1,375	1,757	4,336	5,772
Borrowings	64	68	194	173
Total interest expense	1,439	1,825	4,530	5,945

Net interest income before provision for loan losses	2,525	5,344	10,263	17,265
Provision for loan losses	(1,457)	9,749	3,147	33,626
Net interest income (loss) after provision for loan losses	3,982	(4,405)	7,116	(16,361)

Non-interest income:
Total loss on OTTI of securities	-	(9,529)	(8)	(11,546)
Less:
Non-credit portion of OTTI recorded in other comprehensive income before taxes	-	(776)	-	-
Net loss on OTTI recognized in earnings	-	(10,305)	(8)	(11,546)
Banking fees and service charges	107	178	332	662
Net loss on sale of securities available-for-sale	(24)	-	(1,388)	-
Net gain on sale of loans held-for-sale	12	91	178	185
Other	80	155	403	445
Total non-interest income (loss)	175	(9,881)	(483)	(10,254)

Non-interest expense:
Compensation and employee benefits	1,892	1,937	6,090	5,996
Occupancy and equipment	516	444	1,493	1,340
FDIC Insurance	389	263	992	565
Professional fees	844	259	1,798	853
Data processing fees	190	165	535	495
Other	659	418	1,699	1,161
Total non-interest expense	4,490	3,486	12,607	10,410

Loss before income tax benefit	(333)	(17,772)	(5,974)	(37,025)
Income tax benefit	(398)	(7,804)	(304)	(16,019)
Net income (loss)	$65	$(9,968)	$(5,670)	$(21,006)
Earnings (loss) per common share:
Basic	$0.01	$(0.79)	$(0.45)	$(1.66)
Diluted	$0.01	$(0.79)	$(0.45)	$(1.66)
Average common shares outstanding:
Basic	12,652,063	12,631,821	12,647,167	12,623,577
Diluted	12,652,063	12,631,821	12,647,167	12,623,577

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at October 1, 2010	$135	$43,119	$12,687	$(7,720)	$(2,235)	$(259)	$12	$45,739

Comprehensive income:
Net loss	--	--	(5,670)	--	--	--	--	(5,670)
Net unrealized gain on securities available-for-sale, net of income tax expense of $407	--	--	--	--	--	--	518	518
Total comprehensive loss								(5,152)

Treasury stock purchased (6,737 shares)	--	--	--	(8)	--	--	--	(8)
Allocation of ESOP stock	--	(109)	--	--	119	--	--	10
Stock-based incentive plan expense	--	199	(151)	--	--	95	--	143
Dividends paid on common stock	--	--	--	--	--	--	--	--
Balance at June 30, 2011	$135	$43,209	$6,866	$(7,728)	$(2,116)	$(164)	$530	$40,732

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,670)	$(21,006)
Adjustments to reconcile net income to net cash used in operating activities:
ESOP expense	10	104
Stock-based incentive plan expense	143	158
Depreciation and amortization	386	340
Provision for loan losses	3,147	33,626
Income from bank-owned life insurance	(221)	(264)
Gross loss on OTTI recognized in earnings	8	11,546
Amortization of servicing rights	43	38
Accretion of deferred loan fees, net	(787)	(505)
Amortization of premiums, net of discounts	(14)	(274)
Originations of loans held-for-sale	(4,371)	(5,337)
Proceeds from sales of loans held-for-sale	4,475	5,426
Principal repayments on loans held-for-sale	--	2
Net gain on sales of loans held-for-sale	(104)	(185)
Decrease in accrued interest receivable	909	612
Deferred income tax expense (benefit)	949	(14,769)
Net loss on sales of securities available-for-sale	1,388	--
Decrease (increase) in prepaid expenses and other assets	2,496	(5,434)
Increase (decrease) in accrued expenses and other liabilities	2,462	(2,419)
Net cash provided by operating activities	5,249	1,659
Cash flows from investing activities:
Repayments in excess of loan originations	35,358	2,358
Proceeds from the sale of loan notes	55,640	--
Principal repayments on mortgage-backed securities held-to-maturity	--	15,507
Principal repayments on mortgage-backed securities available-for-sale	27,044	101
Purchases of mortgage-backed securities held-to-maturity	--	(15,699)
Purchases of securities available-for-sale	(103,802)	(11,068)
Proceeds from the sale of securities available-for-sale	13,044	--
Net redemptions of FHLB stock	160	412
Purchases of bank-owned life insurance	(15)	(15)
Proceeds from surrender of bank-owned life insurance	3,208	--
Purchases of premises and equipment	(158)	(163)
Net cash provided by (used in) investing activities	30,479	(8,567)
Cash flows from financing activities:
(Decrease) increase in deposits	(12,636)	26,063
Net decrease in short term borrowings	(1,500)	(17,100)
Proceeds from long term borrowings	--	5,000
Decrease in advance payments by borrowers for taxes and insurance	(1,145)	(547)
Purchase of treasury shares	(8)	(13)
Payment of cash dividend	--	(1,017)
Net cash (used in) provided by financing activities	(15,289)	12,386

Net increase in cash and cash equivalents	20,439	5,478
Cash and cash equivalents at beginning of year	14,201	3,472
Cash and cash equivalents at end of period	$34,640	$8,950

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,533	$5,941
Taxes	175	4,440
Other:
Securities held-for-sale transferred to available-for-sale	--	71,017

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The Company issued 9,257,500 shares to BFS Bancorp, MHC, and 3,967,500 shares to depositors resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At June 30, 2011, there were 12,882,607 total shares outstanding 71.9% of which were owned by BFS Bancorp, MHC.

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

Note 2 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and all significant inter-company balances and transactions have been eliminated in consolidation.  Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  The Company’s consolidated financial statements, as presented in the Company’s Form 10-K for the year ended September 30, 2010, should be read in conjunction with these statements.

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

Note 4 - Impact of Certain Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. These new disclosure requirements were adopted by the Company during the first quarter of fiscal year 2011, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 and will apply to the Company beginning November 1, 2011. With respect to the portions of this ASU that have been adopted by the Company, adoption did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under Topic 310, Receivables.  The guidance amends existing disclosures to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio.  Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  This ASU was adopted during the first quarter of fiscal year 2011 and did not have a material effect on the Company’s results of operations or financial condition.

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

Note 5 - Securities

Investments in securities at June 30, 2011 and September 30, 2010 are summarized as follows:

June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities-residential:
Government agency	$16,786	$67	$(4)	$16,849
Government-sponsored enterprises	98,725	982	(308)	99,399
Private issuers	4,393	174	-	4,567
Government debentures	10,976	58	(47)	10,987
Mutual funds	500	15	-	515
Total securities available-for-sale	$131,380	$1,296	$(359)	$132,317

September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities-residential:
Government agency	$16,522	$217	$(2)	$16,737
Government-sponsored enterprises	24,440	464	(15)	24,889
Private issuers	22,055	680	(1,383)	21,352
Government debentures	2,990	39	-	3,029
Mutual funds	3,079	21	-	3,100
Total securities available-for-sale	$69,086	$1,421	$(1,400)	$69,107

The Company acquired all of its mortgage-backed securities by purchase (none resulted from retained interests in loans sold or securitized by the Company). At June 30, 2011, mortgage-backed securities issued by government-sponsored enterprises consisted of (i) Federal Home Loan Mortgage Corporation (“Freddie Mac”) securities with an amortized cost of $19.2 million (compared to $6.9 million at September 30, 2010) and an estimated fair value of $19.3 million (compared to $7.2 million at September 30, 2010) and (ii) Federal National Mortgage Association (“Fannie Mae”) securities with an amortized cost of $79.5 million (compared to $17.5 million at September 30, 2010) and an estimated fair value of $80.1 million (compared to $17.7 million at September 30, 2010) and (iii) Ginnie Mae securities with an amortized cost of $16.8 million (compared to $16.5 million at September 30, 2010) and an estimated fair value of $16.9 million (compared to $16.7 million at September 30, 2010). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at June 30, 2011.

The Company recognized total pre-tax other-than-temporary impairment charges of approximately $8,000 on securities for the nine months ended June 30, 2011 (all of which was recognized during the three months ended December 31, 2010 included in this nine month period). The mutual fund investment incurring the impairment was sold in March of 2011. This compared to pre-tax other-than-temporary impairment charges of $10.3 million for the three months ended June 30, 2010 and $11.5 million for the nine months ended June 30, 2010, all of which was recognized in earnings.

The Company sold $14.4 million of securities, realizing a loss of $1.4 million during the nine months ended June 30, 2011, compared to no sale of securities for the nine months ended June 30, 2010.

At June 30, 2011, the Bank pledged securities having an amortized cost of $21.0 million, with an estimated fair value of $21.4 million, as collateral for advances from the Federal Home Loan Bank of New York.

The following table summarizes debt securities available-for-sale at estimated fair value by contractual final maturity as of June 30, 2011.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without a prepayment penalty.

	Amortized	Estimated
	cost	Fair Value
	(In thousands)
Securities available-for-sale:
One year or less	$-	$-
Over one year through five years	6,561	6,638
Over five years through ten years	16,572	16,784
More than ten years	107,747	108,380
Total securities available-for-sale:	$130,880	$131,802

The following table summarizes securities at June 30, 2011 and September 30, 2010 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	Less than 12 months		As of June 30, 2011 12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities-residential:
Government agency	$6,106	$(3)	$66	$(1)	$6,172	$(4)
Government-sponsored enterprises	27,673	(281)	1,324	(27)	28,997	(308)
Government debentures	2,943	(47)	-	-	2,943	(47)
Total temporarily impaired securities	$36,722	$(331)	$1,390	$(28)	$38,112	$(359)

	Less than 12 months		As of September 30, 2010 12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities-residential:
Government agency	$73	$(2)	$-	$-	$73	$(2)
Government-sponsored enterprises	2,899	(15)	-	-	2,899	(15)
Private issuers	-	-	5,316	(1,383)	5,316	(1,383)
Total temporarily impaired securities	$2,972	$(17)	$5,316	$(1,383)	$8,288	$(1,400)

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of Other-Than-Temporary Impairments (“OTTI”). When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is not required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For mortgage-backed securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determines if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of June 30, 2011, the Company does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is likely that the Company will not be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of June 30, 2011.

The following table presents a roll-forward of the credit loss component of OTTI on the Bank’s investment in a mutual fund that invests primarily in agency and private label mortgage-backed securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the nine months ended June 30, 2011. There were no private-issuer mortgage backed securities in an unrealized loss position during the three months ended June 30, 2011. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Nine Months ended June 30, 2011	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of October 1, 2010	$2,357	$2,357	$-
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	8	8	-
Reduction for previous credit losses realized on securities sold during the period	(2,365)	(2,365)	-
Ending balance as of June 30, 2011	$-	$-	$-

Note 6 – Loans Receivable, net

The components of the loan portfolio are summarized as follows:

	June 30,	September 30,
	2011	2010
	(In thousands)
Mortgage loans:
One- to four-family	$82,438	$73,457
Multi-family	40,391	65,209
Commercial	81,643	119,727
Construction	74,763	95,824
Land	17,871	34,084
	297,106	388,301
Consumer and other loans:
Personal loans	213	331
Loans secured by deposit accounts	123	118
	336	449
Total loans receivable	297,442	388,750

Deferred net loan origination fees	(290)	(967)
Allowance for loan losses	(20,668)	(17,941)
Total loans receivable, net	$276,484	$369,842

The following table summarizes the activity in allowance for loan losses for the three and nine month periods ended June 30, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended
	June	June
	2011	2010
	(In thousands)

Balance, beginning of period	$21,887	$20,389
Charge-offs	(762)	(8,590)
Recoveries	1,000	-
Provision for loan losses	(1,457)	9,749
Balance, end of period	$20,668	$21,548

	For the Nine Months Ended
	June	June
	2011	2010
	(In thousands)

Balance, beginning of period	$17,941	$10,750
Charge-offs	(2,023)	(22,834)
Recoveries	1,603	6
Provision for loan losses	3,147	33,626
Balance, end of period	$20,668	$21,548

The following table summarizes the activity in allowance for loan losses and the impairment evaluation for the three and nine months ended June 30, 2011 (dollars in thousands):

	For the Three Months Ended June 30, 2011
	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$166	$3,793	$10,082	$2,534	$5,305	$7	$21,887
Charge-offs	(4)	(44)	(33)	(3)	(679)	-	(762)
Recoveries	-	-	960	30	10	-	1,000
Provision for loan losses	97	(466)	(3,400)	5,023	(2,707)	(4)	(1,457)
Ending balance	$260	$3,283	$7,609	$7,584	$1,929	$3	$20,668

	For the Nine Months Ended June 30, 2011
	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$547	$3,125	$9,485	$1,664	$3,104	$16	$17,941
Charge-offs	(61)	(44)	(33)	(1,075)	(810)	-	(2,023)
Recoveries	3	5	980	602	13	-	1,603
Provision for loan losses	(229)	197	(2,823)	6,393	(378)	(13)	3,147
Ending balance	$260	$3,283	$7,609	$7,584	$1,929	$3	$20,668

Ending balance: individually evaluated for impairment	$-	$-	$1,041	$566	$-	$-	$1,607
Ending balance: collectively evaluated for impairment	260	3,283	6,568	7,018	1,929	3	19,061
Ending balance	$260	$3,283	$7,609	$7,584	$1,929	$3	$20,668

Loans:
Ending balance: individually evaluated for impairment	$1,284	$26,489	$36,822	$66,783	$13,358	$-	$144,736
Ending balance: collectively evaluated for impairment	81,154	13,902	44,821	7,980	4,513	336	152,706
Ending balance	$82,438	$40,391	$81,643	$74,763	$17,871	$336	$297,442

The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  At June 30, 2011, loans modified in a troubled debt restructuring totaled $21.4 million.  There are no unfunded commitments on any of these loans. One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $21.0 million is in non-accrual status, and is included in the table below.

The following table sets forth information with respect to the Company’s non-performing loans (dollars in thousands):

	June	September
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$1,284	$-
Multi-family	26,052	23,956
Commercial real estate	26,046	34,908
Construction	57,268	7,890
Land	6,086	5,103
Consumer	-	-
Total non-accrual loans	116,736	71,857

Loans past maturity and still accruing:
Multi-family	-	1,365
Commercial real estate	1,060	3,713
Construction	-	6,615
Land	-	2,628
Total loans past maturity and still accruing	1,060	14,321

Past due over 90 days and still accruing	-	-
Real estate owned	-	-
Total non-performing loans/assets	$117,796	$86,178

At June 30, 2011 and September 30, 2010 there were no loans over 90 days past due that were still accruing interest.

For the three and nine months ended June 30, 2011, there was $3.0 million and $8.1 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms compared to $1.3 million and $4.4 million for the three and nine months ended June 30, 2010.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as “watch” are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity appears limited. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While “special mention” assets have not deteriorated to the point of being classified as “substandard,” management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”As of June 30, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (dollars in thousands):

	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total
Credit Risk by Internally Assigned Rating:
Pass	$79,571	$11,635	$28,621	$-	$1,169	$336	$121,332
Watch	1,534	1,903	14,061	3,707	-	-	21,205
Special Mention	49	364	2,139	4,273	3,344	-	10,169
Substandard	1,284	26,489	33,109	66,783	13,358	-	141,023
Doubtful	-	-	3,713	-	-	-	3,713
	$82,438	$40,391	$81,643	$74,763	$17,871	$336	$297,442

The following table presents an aging analysis of the recorded investment of past due loans receivable as of June 30, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	TDR (1)	Current	Total Loans Receivable
One-to-Four Family	$74	$-	$1,230	$1,304	$390	$80,744	$82,438
Multi-Family	3,598	214	14,982	18,794	7,156	14,441	40,391
Commercial Real Estate	1,415	-	24,402	25,817	2,684	53,142	81,643
Construction	19,206	1,846	24,435	45,487	9,245	20,031	74,763
Land	1,896	-	2,047	3,943	1,958	11,970	17,871
Consumer and Other	23	-	1	24	-	312	336
	$26,212	$2,060	$67,097	$95,369	$21,433	$180,640	$297,442

(1) $0.4 million of TDR loans have performed in accordance with modified terms
$21.0 million of TDR loans have not performed in accordance with modified terms and are in non-accrual status

The following table presents the recorded investment and unpaid principal balances for impaired loans with the associated specific allowance amount, if applicable. Management determined the specific allowance based on the current fair value of the collateral, less selling costs (dollars in thousands):

	As of and for the nine months ended June 30, 2011
	Unpaid Principal Balance	Recorded Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
Loans without a specific valuation allowance:
One-to-Four Family	$1,345	$1,284		$1,284	$10
Multi-Family	28,955	26,489		28,935	123
Commercial Real Estate	44,280	34,587		43,823	13
Construction	60,700	59,553		45,722	404
Land	17,460	13,358		14,617	83
Consumer and Other	-	-		-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-	-	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	2,235	2,235	1,041	2,233	-
Construction	7,230	7,230	566	-	-
Land	-	-	-	-	-
Consumer and Other	-	-	-	-	-

Total:
One-to-Four Family	1,345	1,284	-	1,284	10
Multi-Family	28,955	26,489	-	28,935	123
Commercial Real Estate	46,515	36,822	1,041	46,056	13
Construction	67,930	66,783	566	45,722	404
Land	17,460	13,358	-	14,617	83
Consumer and Other	-	-	-	-	-
Total impaired loans	$162,205	$144,736	$1,607	$136,613	$633

	As of and for the year ended September 30, 2010
	Unpaid Principal Balance	Recorded Balance	Specific Allowance	Average Recorded Investment	Interest Income Recognized
Loans without a specific valuation allowance:
One-to-Four Family	$-	$-		$-	$7
Multi-Family	38,903	31,380		20,917	509
Commercial Real Estate	64,191	47,146		35,889	369
Construction	25,726	24,660		18,882	92
Land	22,582	15,938		15,206	15
Consumer and Other	-	-		-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-	-	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	5,414	5,414	1,081	3,976	27
Construction	-	-	-	-	-
Land	437	437	6	437	8
Consumer and Other	-	-	-	-

Total:
One-to-Four Family	-	-	-	-	7
Multi-Family	38,903	31,380	-	20,917	509
Commercial Real Estate	69,605	52,560	1,081	39,865	396
Construction	25,726	24,660	-	18,882	92
Land	23,019	16,375	6	15,643	23
Consumer and Other	-	-	-	-	-
Total impaired loans	$157,253	$124,975	$1,087	$95,307	$1,027

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

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2011 and September 30, 2010 are as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	June 30, 2011	Assets	Inputs	Inputs
Mortgage-backed securities-residential:
Government agency	$16,849	$--	$16,849	$--
Government-sponsored enterprises	99,399	--	99,399	--
Private issuers	4,567	--	4,567	--
Government debentures	10,987	10,987	--	--
Mutual funds	515	515	--	--
Total securities available-for-sale	$132,317	$11,502	$120,815	$--

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
Mortgage-backed securities-residential:
Government agency	$16,737	$--	$16,737	$--
Government-sponsored enterprises	24,889	--	24,889	--
Private issuers	21,352	--	21,352	--
Government debentures	3,029	3,029	--	--
Mutual funds	3,100	3,100	--	--
Total securities available-for-sale	$69,107	$6,129	$62,978	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at June 30, 2011 and September 30, 2010 is as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	June 30, 2011	Assets	Inputs	Inputs
Impaired loans:
One-to-Four Family	$1,284	$-	$-	$1,284
Multi-Family	26,489	-	-	26,489
Commercial Real Estate	35,781	-	-	35,781
Construction	66,783	-	-	66,783
Land	13,358	-	-	13,358
Total Impaired loans	$143,695	$-	$-	$143,695

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
Impaired loans:
Multi-Family	$31,380	$-	$-	$31,380
Commercial Real Estate	51,479	-	-	51,479
Construction	24,660	-	-	24,660
Land	16,369	-	-	16,369
Total Impaired loans	$123,888	$-	$-	$123,888

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities available-for-sale, which includes mortgage-backed securities, was obtained either through a primary broker/dealer or other third party provider from readily available price quotes as of June 30, 2011 (Level 1) or by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Impaired loans – The Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of partial charge-offs, less their specific valuation allowances.

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2011 and September 30, 2010:

	June 30, 2011		September 30, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)

Financial assets:
Cash and due from banks	$34,640	$34,640	$14,201	$14,201
Securities available-for-sale	132,317	132,317	69,107	69,107
Loans receivable, net	276,484	277,466	369,842	369,750
FHLB stock	1,643	N/A	1,803	N/A
Accrued interest receivable	1,152	1,152	2,061	2,061

Financial liabilities:
Deposits	410,770	415,618	423,406	428,667
Borrowings	9,000	9,350	10,500	10,936
Accrued interest payable	24	24	28	28

The methods and assumptions, not previously presented, used to estimate fair value is described as follows:

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

Note 8 – Enforcement Actions; Going Concern

The Company and the Bank are subject to enforcement actions and other requirements imposed by federal banking regulators. In particular, and as previously reported, the Bank is subject to a Cease and Desist Order (the “Bank Order”) issued by the OTS on March 31, 2011 that required, among other things, the Bank to implement an updated business plan to improve the Bank’s core earnings, reduce expenses, maintain an appropriate level of liquidity and achieve profitability. The Bank Order also required that the Bank achieve and maintain a Tier 1 Capital Ratio equal to or greater than 10% and a Total Risk-Based Capital Ratio equal to or greater than 15%, after the funding of its allowance for loan and lease losses, by April 30, 2011. As of April 30, 2011, the Bank did not meet these capital requirements.

As the Bank failed to achieve the capital ratios required by the Bank Order, the Bank was required to file a Contingency Plan with the OTS within 15 days of April 30, 2011.  The Bank Order required that the Contingency Plan detail actions to be taken and specific time frames to achieve either a merger with, or acquisition by, another federally insured depository institution or holding company thereof, or a voluntary dissolution by the later of the date of all required regulatory approvals or sixty (60) days after implementation of the Contingency Plan.  The Bank filed the Contingency Plan with the OTS on May 12, 2011 and by letter dated June 15, 2011 the OTS directed the Bank to immediately implement and adhere to such Contingency Plan.   The Bank intends to comply with the Contingency Plan and the directive.  Moreover, as the holding companies of the Bank, the Company and BFS Bancorp, MHC also are subject to a separate but related Cease and Desist Order issued by the OTS on the same date as the Bank’s Order, which required, among other terms, that the Company and BFS Bancorp, MHC ensure the Bank’s compliance with the terms of the Bank Order. The Company and BFS Bancorp, MHC are in the process of complying with their respective orders to ensure the Bank’s compliance with the terms of the Bank Order, including the implementation of the Contingency Plan.

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Failure to comply with the requirements of the Contingency Plan to complete a merger or acquisition would result in the imposition of the Contingency Plan requirement to voluntarily dissolve. These factors give rise to substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions and the effects of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting BFS Bancorp, MHC, the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

Of particular significance, in July 2011, after the close of the Company’s third fiscal quarter, the Dodd-Frank Act marked its one year anniversary, at which time certain important provisions of the Dodd-Frank Act pertaining to the operations of federal savings associations and their holding companies became effective.  For example, effective July 21, 2011, the supervisory and rulemaking (except for consumer protection) functions of the Office of Thrift Supervision (“OTS”) with respect to savings and loan holding companies (including the Company and BFS Bancorp, MHC) and federal savings associations (including the Bank) were formally transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve”), for savings and loan holding companies, and the Office of the Comptroller of the Currency (“OCC”), for federal savings associations.  The OTS will be abolished 90 days thereafter. The Federal Reserve is applying certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies. The OCC has published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date.  Additional rulemakings are expected as the OCC continues to determine what changes are needed for the transition of federal savings associations to OCC supervision.  As there may be significant revisions to the regulations under which we operate and are supervised, we may experience operational challenges in the course of full transition to our new regulators.

July 21, 2011 was also the effective date for the preemption provisions of the Dodd-Frank Act, which require that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the inter-state activities of federally chartered depository institutions.  Moreover, July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Bureau of Consumer Financial Protection (“BCFP”) that is charged with the mission of protecting consumer interests.  The BCFP is responsible for administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers.  The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking powers, the new BCFP has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

Other changes in law mandated by the Dodd-Frank Act which became effective on July 21, 2011 included the repeal of the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on commercial transaction and other accounts. The ultimate impact of this change in law on the operations of the Company and Bank has not yet been determined.

The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.

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

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if we project lower levels of future taxable income.  Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. As of June 30, 2011, we had recorded a valuation allowance on all of our deferred income taxes. At September 30, 2010, we had recorded a valuation allowance of all but $1.3 million of our deferred income taxes.

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Overview.  Total assets decreased $17.8 million to $469.9 million at June 30, 2011 from $487.7 million at September 30, 2010.  This decrease was primarily due to a decrease in loans receivables, net offset in part by increases in cash and due from banks and securities available-for-sale.

Cash and Due From Banks.  Cash and due from banks increased $20.4 million, or 143.9%, to $34.6 million at June 30, 2011 from $14.2 million at September 30, 2010.

Securities.  Investment securities increased $63.2 million, or 91.5%, to $132.3 million at June 30, 2011 from $69.1 million at September 30, 2010. This increase was primarily due to $103.8 million purchases of securities, partially offset by $13.0 million in sales of securities and repayments of approximately $27.0 million.

 Net Loans.  Loans before allowance for loan losses decreased $90.6 million, or 23.4%, to $297.2 million at June 30, 2011 from $387.8 million at September 30, 2010, primarily due to decreases of $24.8 million in multi-family loans, $38.1 million in commercial real estate loans, $21.1 million in construction loans and $16.2 million in land loans offset in part by an increase in one-to-four family loans of $9.0 million. Due to OTS mandated restrictions, the Bank will not originate any multi-family, commercial real estate, construction or land loans without the prior approval of the OTS.

On the basis of management’s review of assets, at June 30, 2011, we classified $10.1 million of our assets as special mention or potential problem loans compared to $62.5 million at September 30, 2010.   Loans classified as special mention are not considered “classified” under the OTS regulations but do warrant extra attention.

At June 30, 2011 we classified $144.6 million of loans as substandard or worse compared to $125.0 million at September 30, 2010.  Substandard/doubtful loans include $117.8 million of non-performing loans, of which $116.7 million are non-accrual loans and $1.1 million are loans contractually past their maturity date for which we continue to accrue interest. Of the $116.7 million in non-accrual loans, $21.0 million are TDR’s. We have evaluated each substandard/doubtful loan for potential impairment under ASC 310 “Receivables.” Based upon our analysis $142.5 million of such substandard/doubtful loans did not require an allowance as of June 30, 2011 due to the fact that the collateral value of the real estate, net of estimated selling costs, exceeded the carrying value of the loan. The Company believes that, as of June 30, 2011, the allowance for loan losses is adequate to absorb known and inherent losses within the loan portfolio. There can be no assurances that additional provision for loan losses will not be required in future periods.

Net charge-offs totaled $2.0 million for the nine months ended June 30, 2011 compared to $22.8 million for the nine months ended June 30, 2010.  Annualized net charge-offs represented 0.13% of average loans for the nine months ended June 30, 2011.

Allowance for Loan Losses and Asset Quality

The Company maintains an allowance for loan and lease losses (“ALLL”) that management believes is sufficient to absorb known and inherent losses in its loan portfolio. The adequacy of the ALLL is determined by management’s continuing review of the Company’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are also taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss as well as the risk inherent in various segments of the portfolio. As such, an increase in the size of the portfolio or any of its segments could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

For additional information regarding the Company’s ALLL policy, please refer to Note 2(h) of Notes to Consolidated Financial Statements, “Nature of Business and Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The following table summarizes the activity in ALLL for the nine month periods ended June 30, 2011 and 2010 (dollars in thousands):

	June	June
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$17,941	$10,750

Charge-offs:
One-to-four-family	(61)	(170)
Multi-family	(44)	(6,869)
Commercial real estate	(33)	(13,724)
Construction	(1,075)	(264)
Land	(810)	(1,772)
Consumer and other	-	(35)
Recoveries	1,603	6
Net charge-offs	(420)	(22,828)

Provision for loan losses	3,147	33,626

Balance at end of period	$20,668	$21,548

Ratios:
Net charge-offs to average loans outstanding	0.13%	5.34%
Allowance for loan losses to total loans at end of period	6.96%	5.82%

The Company recorded a loan loss provision of $3.1 million for the nine months ended June 30, 2011, a decrease of $30.5 million, compared to a $33.6 million provision in the same prior year period. The $3.1 million recognized as provision for the nine month period ended June 30, 2011 reflects $2.0 million of charge offs for criticized assets, a $2.7 million increase in general loss allowance and  recoveries of $1.6 million. The Company’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.

At June 30, 2011 and September 30, 2010, the Bank’s allowance for loan losses was $20.7 million and $17.9 million, respectively.

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

Non-Performing Loans. Non-performing loans are defined as either in non-accrual status, over 90 days past due and still accruing,  and/or past contractual maturity date.  At June 30, 2011, $117.8 million of our loans net of specific allowances, or 39.6%, of our total loans, compared to $86.2 million, or 22.2%, at September 30, 2010, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of multi-family, commercial real estate, construction and land loans.  We are actively pursuing all applicable methods and resources to reduce the number and amount of non-performing loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets, net of specific allowances at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a TDR, or troubled debt restructuring.  If a TDR, at the time of its modification, is current, or performing, it will remain in accrual status, so long as the borrower continues to perform in accordance with the modified terms.  If a TDR, at the time of its modification, is not performing, the loan will remain in non-accrual status until such time that the borrower has demonstrated the ability to perform in accordance with the modified terms, usually six months. At June 30, 2011, loans modified in a troubled debt restructuring totaled $21.4 million.  One loan for $0.4 million is performing in accordance with its new terms and, therefore, is not included in the table below.  The remaining total of $21.0 million is in non-accrual status, and included in the table below.

The following table sets forth information with respect to the Company’s non-performing assets (dollars in thousands):

	June	September
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$1,284	$-
Multi-family	26,052	23,956
Commercial real estate	26,046	34,908
Construction	57,268	7,890
Land	6,086	5,103
Consumer	-	-
Total non-accrual loans	116,736	71,857

Loans past maturity and still accruing:
Multi-family	-	1,365
Commercial real estate	1,060	3,713
Construction	-	6,615
Land	-	2,628
Total loans past maturity and still accruing	1,060	14,321

Past due over 90 days and still accruing	-	-
Real estate owned	-	-
Total non-performing loans/assets	$117,796	$86,178

For the three and nine months ended June 30, 2011, there was $3.0 million and $8.1 million of interest income that would have been recorded had our non-accruing loans been current and in accordance with their original terms.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets decreased $3.8 million, or 20.2%, to $15.2 million at June 30, 2011 from $19.0 million at September 30, 2010.  The decrease was due primarily to a surrender of BOLI insurance policies in response to regulatory requirement to increase risk based capital.

Deposits.  Total deposits decreased $12.6 million, or 3.0%, to $410.8 million at June 30, 2011 from $423.4 million at September 30, 2010. Interest bearing deposits decreased $6.5 million to $148.3 million at June 30, 2011 from $154.8 million at September 30, 2010 and certificates of deposit decreased $6.7 million to $245.8 million from $252.5 million at September 30, 2010 while non-interest bearing deposits increased $0.6 million to $16.6 million at June 30, 2011 from $16.0 million at September 30, 2010.

Accrued Expenses and Other liabilities.  Accrued expenses and other liabilities increased $2.5 million, or 44.5%, to $8.0 million at June 30, 2011 from $5.5 million at September 30, 2010.  The increase was due primarily to an increase in loan servicing payable.

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

A significant portion of our liquidity consists of cash and cash equivalents and securities available for sale, which are a product of our operating, investing and financing activities.  At June 30, 2011, $34.6 million of our assets were invested in cash and due from banks and $132.3 million were invested in securities available for sale.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  Currently, we sell longer-term fixed rate mortgage loans, and we syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans. In addition, we invest excess funds in short-term interest-earning assets and other assets, which provide liquidity to meet our lending requirements.  There were no certificates of deposit and short-term investment securities (maturing in less than three years) at June 30, 2011.  As of June 30, 2011 we had $9.0 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional Federal Home Loan Bank advances of up to $44.1 million.  In addition, we have access to a secured line of credit with the Federal Reserve Bank of New York.

At June 30, 2011 we had $26.2 million in loan commitments outstanding, which included $4.6 million in undisbursed construction loans, $13.5 million in commercial real estate lines of credit, $5.1 million in unused home equity lines of credit and $3.0 million in one-to-four-family loans. Pursuant to the directive we received from the OTS, other than contractual commitments outstanding as of December 3, 2009, the Bank will not originate any multi-family, commercial real estate, construction, or land loans without prior OTS approval.  Certificates of deposit due within one year of June 30, 2011 totaled $145.5 million, or 59.2%, of total certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects our customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table sets forth the Bank’s capital position at June 30, 2011 and September 30, 2010, as compared to the minimum regulatory capital requirements applicable at that time:

	Actual		For capital adequacy purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At June 30, 2011:
Total risk-based capital (to risk weighted assets)	$39,416	12.8%	$24,606	8.0%
Tier I risk-based capital (to risk weighted assets)	35,267	11.5%	12,303	4.0%
Tangible capital (to tangible assets)	35,267	7.5%	7,033	1.5%
Tier I leverage (core) capital (to adjusted tangible assets)	35,267	7.5%	14,066	3.0%

At September 30, 2010:
Total risk-based capital (to risk weighted assets)	$45,912	10.9%	$33,603	8.0%
Tier I risk-based capital (to risk weighted assets)	39,094	9.3%	16,802	4.0%
Tangible capital (to tangible assets)	39,094	8.0%	7,289	1.5%
Tier I leverage (core) capital (to adjusted tangible assets)	39,094	8.0%	14,577	3.0%

The Bank is subject to a cease and desist order issued by the OTS, dated March 31, 2011, that required, among other things, the Bank to have and maintain a Tier 1 Capital Ratio equal to or greater than 10% and a Total Risk-Based Capital Ratio equal to or greater than 15% by April 30, 2011. As a result of these requirements, the Bank does not meet the regulatory definition of “well capitalized” even though the Bank otherwise satisfies the regulatory capital adequacy ratios to be deemed to be “well capitalized”. See Note 8 for additional information pertaining to the cease and desist order.

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

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES

	Three months ended June 30,
	2011			2010
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost

Loans	$330,186	$3,065	3.71%	$415,572		$6,292	6.06%
Mortgage-backed securities	102,697	805	3.13%	74,291	(1)	822	4.43%
Investments securities and other interest-earning assets	36,272	94	1.04%	15,169	(1)	55	1.45%
Total interest earning assets	469,155	3,964	3.38%	505,032		7,169	5.68%

Non-interest earning assets	7,168			11,941
Total Assets	$476,323			$516,973

Interest Bearing Liabilities:

Savings accounts	$68,551	61	0.36%	$64,571		68	0.42%
Money market/NOW accounts	82,574	131	0.64%	92,498		180	0.78%
Certificates of deposits	250,021	1,183	1.90%	260,078		1,509	2.33%
Total interest-bearing deposits	401,146	1,375	1.38%	417,147		1,757	1.69%
Borrowings	9,000	64	2.86%	9,796		68	2.78%
Total interest bearing liabilities	410,146	1,439	1.41%	426,943		1,825	1.71%

Non-interest bearing liabilities:	25,955			24,283
Total liabilities	436,101			451,226

Stockholder’s equity	40,222			65,747
Total liabilities & stockholder’s equity	$476,323			$516,973

Net interest income		$2,525				$5,344

Average interest rate spread			1.97%				3.96%

Net interest-earning assets	$59,009			$78,089

Net Interest Margin			2.15%				4.23%

Ratio of average interest earning assets to interest bearing liabilities			114.39%				118.29%

(1) These amounts represent net amounts after OTTI

BROOKLYN FEDERAL  BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES

	Nine months ended June 30,
	2011			2010
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost

Loans	$322,248	$12,549	5.19%	$427,047		$20,387	6.37%
Mortgage-backed securities	113,831	1,999	2.34%	71,873	(1)	2,594	4.81%
Investments securities and other interest-earning assets	31,187	245	1.05%	11,102	(1)	229	2.76%
Total interest earning assets	467,266	14,793	4.22%	510,022		23,210	6.07%

Non-interest earning assets	10,809			12,876
Total Assets	$478,075			$522,898

Interest Bearing Liabilities:

Savings accounts	$69,095	193	0.37%	$62,758		261	0.56%
Money market/NOW accounts	82,563	412	0.67%	85,698		692	1.08%
Certificates of deposits	246,754	3,731	2.02%	259,257		4,819	2.49%
Total interest-bearing deposits	398,412	4,336	1.46%	407,713		5,772	1.89%
Borrowings	9,000	194	2.88%	12,294		173	1.88%
Total interest bearing liabilities	407,412	4,530	1.49%	420,007		5,945	1.89%

Non-interest bearing liabilities:	27,928			26,818
Total liabilities	435,340			446,825

Stockholder’s equity	42,735			76,073
Total liabilities & stockholder’s equity	$478,075			$522,898

Net interest income		$10,263				$17,265

Average interest rate spread			2.73%				4.18%

Net interest-earning assets	$59,854			$90,015

Net Interest Margin			2.93%				4.51%

Ratio of average interest earning assets to interest-bearing liabilities			114.69%				121.43%

(1) These amounts represent net amounts after OTTI

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income.  Net income increased $10.0 million to $0.1 million for the three months ended June 30, 2011 from a net loss of $9.9 million for the three months ended June 30, 2010.  The primary reasons for the increase were the decrease in the provision for loan losses of $11.2 million and a decrease in other-than-temporary impairment of securities of $10.3 million, which were partially offset by a decrease in interest income of $3.2 million, an increase in professional fees of $0.6 million and a reduction in income tax benefit of $7.4 million.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $2.8 million, or 52.7%, to $2.5 million for the three months ended June 30, 2011, compared to $5.3 million for the three months ended June 30, 2010.  The Bank’s net interest rate spread decreased 199 basis points to 1.97% for the three months ended June 30, 2011, compared to 3.96% for the three months ended June 30, 2010.  The Bank’s net interest margin decreased 208 basis points to 2.15% for the three months ended June 30, 2011, compared to 4.23% for the three months ended June 30, 2010. The primary reason for the decreases in the net interest rate spread and net interest margin for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, is the average yield on loans, which decreased 234 basis points.  The Company’s level of non-accrual loans has increased, thereby reducing loan income which would otherwise have been recognized, and interest rates have trended downward since the three months ended June 30, 2010.  Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, which declined from 1.71% for the three months ended June 30, 2010 to 1.41% for the three months ended June 30, 2011. This is also reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $3.2 million, or 44.7%, to $4.0 million for the three months ended June 30, 2011 from $7.2 million for the three months ended June 30, 2010. Interest income on loans decreased $3.2 million, or 51.3%, to $3.1 million for the three months ended June 30, 2011 from $6.3 million for the three months ended June 30, 2010. The average yield on loans decreased 235 basis points to 3.71% for the three months ended June 30, 2011, from 6.06% for the three months ended June 30, 2010. The average balance of the loan portfolio decreased $85.4 million, or 20.5%, to $330.2 million for the three months ended June 30, 2011 from $415.6 million for the three months ended June 30, 2010. Interest income on mortgage-backed securities was relatively the same at approximately $0.8 million for the three months ended June 30, 2011and June 30, 2010. The average yield on mortgage-backed securities decreased 130 basis points to 3.13% for the three months ended June 30, 2011, compared to 4.43% for the quarter ended June 30 2010.  The average balance of the mortgage-backed securities portfolio increased $28.4 million, or 38.2%, to $102.7 million at June 30, 2011 from $74.3 million at June 30, 2010.  Interest income on investment securities and other interest-earning assets was relatively the same at approximately $0.1 million for the three months ended June 30, 2011 and June 30, 2010.  The average yield on investment securities and other interest-earning assets decreased 41 basis points to 1.04% for the three months ended June 30, 2011, compared to 1.45% for the three months ended June 30, 2010. The average balance of investment securities and other interest-earning assets increased $21.1 million, or 139.1%, to $36.3 million for the three months ended June 30, 2011 from $15.2 million for the three months ended June 30, 2010.

Interest Expense.  Interest expense decreased $0.4 million, or 21.1%, to $1.4 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010.  Interest expense on deposits decreased $0.4 million, or 21.7%, to $1.4 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010.  Interest expense on FHLB borrowings remained flat at $0.1 million for the three months ended June 30, 2011 and 2010.  The decrease in total interest expense was primarily the result of a 31 basis point decrease in the average cost of interest-bearing deposits, to 1.38% for the three months ended, June 30, 2011 compared to 1.69% for the three months ended June 30, 2010, as well as a $16.0 million decrease in the average balance of interest-bearing deposits, to $401.1 million for the three months ended June 30, 2011, from $417.1 million for the three months ended June 30, 2010. The average cost of total interest-bearing liabilities decreased 30 basis points to 1.41% for the three months ended June 30, 2011, from 1.71% for the three months ended June 30, 2010.

Provision for Loan Losses. The Company had a recovery in loan loss provision of $1.5 million for the third quarter of fiscal 2011, resulting in a decrease of $11.2 million in loan loss provision during the three months ending June 30, 2011 compared to a $9.8 million loan loss provision in the prior year three month period. The $1.5 million recovery in provision for the three month period ended June 30, 2011 reflects $0.7 million in charge offs for criticized assets offset by a $1.2 million decrease in the general loss allowance and $1.0 million in recoveries.

Non-interest Income. Non-interest income increased $10.1 million, or 101.8%, to $0.2 million for the three months ended June 30, 2011 from a loss of $9.9 million for the three months ended June 30, 2010.  The increase was primarily due to the fact that there was no impairment charge to securities for the three month ending June 30, 2011 compared to a charge of $10.3 million for the three months ended June 30, 2010.

Non-interest Expense.  Non-interest expense increased $1.0 million, or 28.8%, to $4.5 million for the three months ended June 30, 2011, from $3.5 million for the three months ended June 30, 2010.  The increase resulted primarily from increases in professional fees of $0.6 million, other expenses of $0.3 million and FDIC insurance of $0.1 million.

Income Taxes. Income tax benefit decreased $7.4 million to $0.4 million for the three months ended June 30, 2011, compared to a benefit of $7.8 million for the three months ended June 30, 2010.  The reason for this decrease in tax benefit was the reduced loss before provision for income taxes at June 30, 2011 compared to June 30, 2010 as well as a valuation allowance on the entire deferred tax asset balance.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010

Net Loss.  Net loss decreased $15.3 million to $5.7 million for the nine months ended June 30, 2011 from $21.0 million for the nine months ended June 30, 2010.  The primary reasons for the decreased loss were the decreases in the provision for loan losses of $30.5 million and in the loss on impairment of investment securities of $11.5 million, offset by a decrease in total interest income of $8.4 million, an increase in non-interest expense of $2.2 million and a decrease in income tax benefit of $15.7 million for the nine months ended June 30, 2011 compared to the same period last year.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $7.0 million, or 40.6%, to $10.3 million for the nine months ended June 30, 2011 from $17.3 million for the nine months ended June 30, 2010.  The decrease in net interest income resulted primarily from a decrease in the average yield of interest-earning assets from 6.07% for the nine months ended June 30, 2010 to 4.22% for the nine months ended June 30, 2011. The Bank’s net interest rate spread decreased 145 basis points to 2.73% for the nine months ended June 30, 2011, compared to 4.18% for the nine months ended June 30, 2010.  The Bank’s net interest margin decreased 158 basis points to 2.93% from 4.51% for the comparative period. The primary reason for the decreases in the net interest rate spread and net interest margin for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, is the average yield on loans, which decreased 118 basis points.  The Company’s level of non-accrual loans have increased substantially, thereby reducing loan income which would otherwise have been recognized. Somewhat mitigating the decreases in the net interest rate spread and net interest margin is the lower cost of interest-bearing liabilities, declining from 1.89% for the nine months ended June 30, 2010 to 1.49% for the nine months ended June 30, 2011. The average balance of interest-bearing deposits decreased by 2.3%, from $407.7 million for the nine months ended June 30, 2010 to $398.4 million for the nine months ended June 30, 2011. This is reflective of the low interest rate environment coupled with the Bank’s decision to conservatively set our interest rates on deposits.

Interest Income.  Interest income decreased $8.4 million, or 36.3%, to $14.8 million for the nine months ended June 30, 2011 from $23.2 million for the nine months ended June 30, 2010.  Interest income on loans decreased $7.8 million, or 38.5%, to $12.6 million for the nine months ended June 30, 2011 from $20.4 million for the nine months ended June 30, 2010. The average balance of the loan portfolio decreased $104.8 million, or 24.5%, to $322.2 million for the nine months ended June 30, 2011 from $427.0 million for the nine months ended June 30, 2010. The average yield on loans decreased 118 basis points to 5.19% for the nine months ended June 30, 2011, from 6.37% for the nine months ended June 30, 2010. Interest income on mortgage-backed securities decreased $0.6 million, or 22.9%, for the nine months ended June 30, 2011, compared to the same period last year. The average balance of mortgage-backed securities increased $42.0 million, and the average yield decreased 247 basis points to 2.34% for the nine months ended June 30, 2011 compared to 4.81% for the nine months ended June 30, 2010.  Interest income on investment securities and other interest-earning assets was flat at $0.2 million for the nine months ended June 30, 2011 and 2010. The average balance on investment securities and other interest-earning assets increased $20.1 million, or 180.9%, to $31.2 million for the nine months ended June 30, 2011 from $11.1 million for the nine months ended June 30, 2010. The average yield on investment securities and other interest-earning assets decreased 171 basis points to 1.05% for the nine months ended June 30, 2011, compared to 2.76% for the nine months ended June 30, 2010.

Interest Expense.  Interest expense decreased $1.4 million, or 23.8%, to $4.5 million for the nine months ended June 30, 2011, compared to $5.9 million for the nine months ended June 30, 2010.  Interest expense on deposits decreased $1.4 million, or 24.9%, to $4.3 million for the nine months ended June 30, 2011, compared to $5.7 million for the nine months ended June 30, 2010.  Interest expense on FHLB borrowings remained flat at $0.2 million for the nine months ended June 30, 2011 and June 30, 2010.  The decrease in total interest expense was primarily the result of a 43 basis point decrease in the average cost of interest-bearing deposits, from 1.89% for the nine months ended June 30, 2010 to 1.46% for the nine months ended June 30, 2011. The average balance of interest-bearing deposits decreased $9.3 million, or 2.3%, from $407.7 million for the nine months ended June 30, 2010 to $398.4 million for the nine months ended June 30, 2011.  The average balance of FHLB borrowings decreased $3.3 million, or 26.8%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.  The average cost of total interest-bearing liabilities decreased 40 basis points to 1.49% for the nine months ended June 30, 2011, from 1.89% for the nine months ended June 30, 2010.

Provision for Loan Losses. The Company recorded $3.1 million in loan loss provision for the nine months ended June 30, 2011, resulting in a decrease of $30.5 million in loan loss provision in the nine months ended June 30, 2011 compared to a $33.6 million loan loss provision in the prior year period.  Based upon the Company’s evaluation, the $3.1 million in the loan loss provision for the nine months ended June 30, 2011, reflects $2.0 million of charge offs for criticized assets, a $2.7 million increase in general loss allowance and a recovery of $1.6 million.

Non-interest Loss. Non-interest loss decreased $9.8 million to a loss of $0.5 million for the nine months ended June 30, 2011 from a loss of $10.3 million for the nine months ended June 30, 2010.  The decrease in loss was primarily due to a decrease in the impairment charge of $11.5 million to $8,000 for the nine months ended June 30, 2011, from $11.5 million for the nine months ended June 30, 2010. This was offset by a $1.4 million loss on the sale of securities for the nine months ended June 30, 2011 compared to no sales of securities during the comparable period of the prior year, and a decrease in banking fees and service charges of $0.3 million from $0.6 million for the nine months ended June 30, 2010 to $0.3 million for the nine months ended June 30, 2011.

Non-interest Expense.  Non-interest expense increased $2.2 million, or 21.1%, to $12.6 million for the nine months ended June 30, 2011 compared to $10.4 million for the same period last year.  This was primarily due to increases in occupancy and equipment of $0.2 million, professional fees of $0.9 million, FDIC insurance expense of $0.4 million and other expense of $0.5 million.

Income Taxes. Income tax benefit decreased $15.7 million to $0.3 million for the nine months ended June 30, 2011, from $16.0 million for the nine months ended June 30, 2010.  The reason for this decrease was the reduction in loss before provision for income taxes as well as a valuation allowance on the entire deferred tax asset balance.

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

The Company seeks to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates.  During the low interest rate environment that has existed in recent years, the Company has implemented the following strategies to manage its interest rate risk: (i) maintaining a high level of short-term liquid assets invested in cash and cash equivalents, short-term securities and mortgage-related securities that provide significant cash flows; (ii) generally selling longer-term mortgage loans; and (iii) lengthening the average term of the Bank’s certificates of deposit.  By investing in short-term, liquid instruments, the Company believes it is better positioned to react to increases in market interest rates.  However, investments in shorter-term securities and cash and cash equivalents generally bear lower yields than longer-term investments.  Thus, during the recent environment of decreased interest rates, the Bank’s strategy of investing in liquid instruments has resulted in lower levels of interest income than would have resulted from investing in longer-term loans and investments.  Management intends to lengthen the maturity of the Company’s interest-earning assets as interest rates increase, which in turn should result in a higher yielding portfolio of interest-earning assets.  There have been no material changes in the Company’s interest rate risk since September 30, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 (the “Evaluation Date”).

 In connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with its independent registered public accounting firm, Crowe Horwath LLP, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures. As a result, management concluded that a material weakness in its internal control associated with the procedures for determining the allowance for loan losses existed as of September 30, 2010 and continued throughout first two quarters of fiscal year 2011. During the third fiscal quarter ended on the Evaluation Date, the Company took steps to resolve the material weakness by changing its procedures for handling appraisals, as discussed below. Notwithstanding the steps taken during the quarter, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and concluded by management to be operating effectively. Therefore, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures continued to not be effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were not operating in an effective manner.

During the reporting period, the Company changed its procedures for dealing with appraisals as part of its determination of the Bank’s allowance for loan losses, as described above, to remediate the material weakness identified in its procedures for the determination of the allowance for loan losses.  Specifically, the Company changed the timing for providing updated appraisal information to its internal staff involved in evaluating the allowance for loan losses, so that timely decisions can be made with respect to charge-offs and other adjustments.  Under the new procedures, the updated appraisal is provided promptly upon receipt and the staff is notified of any subsequent changes to the valuation following any additional review by Company personnel or third party reviewers and adjustment of the appraisal results. There were no other significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Except as set forth below, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

As previously disclosed, two cases were filed naming the Bank as defendant during the third quarter of fiscal year 2011, as described below, that resulted from actions taken by borrowers whose loans were in default.  We believe that such defensive actions are often taken by defaulting borrowers during times of economic uncertainty in an attempt to incentivize the negotiation of more favorable payment terms, but we are not routinely subject to such actions and thus cannot characterize them as ordinary routine litigation incidental to the Bank’s business.

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

On May 23, 2011, The Mazel Group and Yehuda Backer brought an action against the Bank in the Supreme Court of the State of New York County of Kings claiming damages of up to $100 million, including punitive damages, for alleged breach of contract, tortious interference with precontractual negotiations and breach of duty to protect confidential information.  On July 22, 2011, the parties settled all claims related to this matter, including in a related matter brought by the Bank against the Mazel Group and Yehuda Backer regarding a debt owed to the Bank.  As part of the settlement, The Mazel Group and Yehuda Backer withdrew their complaint against the Bank with prejudice and agreed to a schedule for repayment of their loan balance owed to the Bank.

ITEM 1A.    RISK FACTORS

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended September 30, 2010, as filed with the SEC on June 27, 2011, except as follows:

BFS Bancorp, MHC, the Company and Bank are currently undergoing changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and may experience operational challenges or increased costs in the course of full transition to our new regulators.

As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of BFS Bancorp, MHC and the Company, and the OCC became the primary federal regulator of the Bank.  The Federal Reserve is applying certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies.  Also, the OCC recently published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date.  As noted in the rulemaking, the interim final rule is part of a larger OCC review of OCC and OTS regulations to determine what changes are needed for the transition to OCC supervision of federal savings associations. The OCC announced that, as a continuation of this review, it will consider more comprehensive substantive amendments to these regulations, as appropriate, later this year.  Accordingly, BFS Bancorp, MHC, the Company and Bank are currently transitioning to the jurisdiction of our new regulators and expect that some aspects of the regulatory restructuring process may result in increased costs, which could have an adverse impact on our results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The Company did not purchase any shares of Common Stock in the quarter ending June 30, 2011.  Through September 30, 2009, the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through June 30, 2011, the Company has repurchased 113,411 shares at an average cost of $10.82 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc. 1

3.2	Bylaws of Brooklyn Federal Bancorp, Inc. 1

4	Form of Common Stock of Brooklyn Federal Bancorp, Inc. 1

11	Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

1    Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration Statement No. 333-121580).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLYN FEDERAL BANCORP, INC.
(Registrant)

Date: August 10, 2011	/s/ Gregg J. Wagner
Gregg J. Wagner
President and Chief Executive Officer

Date: August 10, 2011	/s/ Michael A. Trinidad
Michael A. Trinidad
Senior Vice President and
Chief Financial Officer