Form 10-K
period 2011-09-30
Brooklyn Federal Bancorp, Inc.
filed 2011-12-19
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011; OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐.

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

Indicate by check mark whether the registrant is a shell company.       Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant’s 2011 second fiscal quarter was $2,392,571.

The number of shares outstanding of the registrant’s common stock was 12,871,385 as of December 8, 2011 (including 9,257,500 shares owned by BFS Bancorp, MHC, a federal mutual holding company).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

BROOKLYN FEDERAL BANCORP, INC.
2011 FORM 10-K

Warning About Forward-Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “could,” “will,” “believe,” “expect,” “intend,” “should,” “potential,” “will likely result,” “are expected to,” “projected,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Brooklyn Federal Bancorp, Inc. and its consolidated subsidiaries (which are referred to herein as the “Company,” “we,” “our,” and “us”) operate and which affect the creditworthiness of borrowers; competitive products and pricing; the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control; fiscal and monetary policies of the U.S. Government; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses (and position of banking regulators with respect to the adequacy of loan losses); changes in deposit flows; changes in loan delinquency rates or in our levels of non-performing assets; changes in real estate values; changes in accounting or tax principles, policies, or guidelines;  changes in legislation and regulation, particularly those affecting financial institutions, including regulatory fees and capital requirements; changes in prevailing interest rates; the closing of our expected merger transactions; credit risk management; asset-liability management; the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  Actual results could differ from those expressed or implied by the forward-looking statements and certain risks could cause our results to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  For a description of the material factors that could affect such forward-looking statements, see the discussion contained under the heading “Item 1A. Risk Factors.” The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the original statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1                    Business

BFS Bancorp, MHC

BFS Bancorp, MHC is the federally chartered mutual holding company parent of Brooklyn Federal Bancorp, Inc.  The only business that BFS Bancorp, MHC has engaged in is managing its majority ownership of Brooklyn Federal Bancorp, Inc.  BFS Bancorp, MHC was formed upon completion of the reorganization of Brooklyn Federal Savings Bank (the “Bank”) into the mutual holding company structure.  So long as BFS Bancorp, MHC exists, it will own a majority of the voting stock of Brooklyn Federal Bancorp, Inc.

Brooklyn Federal Bancorp, Inc.

Brooklyn Federal Bancorp, Inc. was formed to serve as the stock holding company for the Bank as part of the Bank’s reorganization into the mutual holding company structure.  The Company issued 9,257,500 shares to BFS Bancorp, MHC, resulting in a total of 13,225,000 shares issued and outstanding after completion of the reorganization.  At September 30, 2011, there were 12,871,385 total shares outstanding resulting in a 71.9% ownership by BFS Bancorp, MHC.  The Company completed its initial public offering on April 5, 2005.

Brooklyn Federal Savings Bank

The Bank is a federally chartered savings bank headquartered in Brooklyn, New York.  The Bank was originally founded in 1887.  We conduct our business from our main office and four branch offices. All of our offices are located in New York.  The telephone number at our main office is (718) 855-8500.

At September 30, 2011, we had total assets of $459.1 million, total deposits of $400.9 million and stockholders’ equity of $42.4 million.  Our net loss for the fiscal year ended September 30, 2011 was $5.6 million.  Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate, multi-family real estate, commercial real estate, construction loans, land loans and, to a limited extent, a variety of consumer loans and home equity loans.  The Bank offers a variety of deposit accounts, including checking, savings and certificates of deposit, and it emphasizes personal and efficient service for its customers.

Our website address is www.brooklynbank.com.  Information on our website should not be considered a part of this document.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiaries.  The Bank’s wholly-owned subsidiaries are Thrift Investors Service Corporation (“TISCO”), 3D Holding Corp., Inc. and BFS REIT, Inc.  BFS REIT is a real estate investment trust formed to hold mortgage-related assets. TISCO’s wholly owned subsidiary, BFS Agency, provides insurance services to the customers of the Bank. 3D Holding Corp. Inc. wholly owned subsidiaries Ash Real Estate Holding Corp. and Birch Real Estate Holding Corp. were formed to hold title to certain properties acquired by the Bank through foreclosure.

Merger Agreement

As previously reported, on August 16, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between (i) Investors Savings Bank (“Investors Bank”), Investors Bancorp, Inc. (“Investors Bancorp”), and Investors Bancorp, MHC (“Investors MHC”), and (ii) the Bank, the Company and BFS Bancorp, MHC.  The Merger Agreement provides, among other things, that as a result of the merger of the Company into Investors Bancorp, or a newly-formed subsidiary thereof  (the “Mid-Tier Merger”), each outstanding share of the Company’s common stock (other than shares owned by BFS Bancorp, MHC), will be converted into the right to receive $0.80 in cash, and potentially an additional $0.07 per share pursuant to settlement of certain litigation relating to the Mergers (as defined below).  See “Item 3. Legal Proceedings”.

The merger transactions below (which are collectively referred to as the “Mergers”) will be effected as follows:

●	BFS Bancorp, MHC will merge with and into Investors MHC, with Investors MHC as the surviving entity. The separate corporate existence of BFS Bancorp, MHC will cease (the “MHC Merger”).

●
Immediately following the MHC Merger, the Company will merge with and into Investors Bancorp, or a to-be-formed wholly owned subsidiary of Investors Bancorp, with Investors Bancorp (or its wholly-owned subsidiary) as the surviving entity.  The separate corporate existence of the Company will cease.

●
The Bank will merge with and into Investors Bank, with Investors Bank as the surviving entity (the “Bank Merger”).  The separate corporate existence of the Bank will cease.  This Bank Merger will follow the MHC Merger and the Mid-Tier Merger.

The obligations of the parties to complete the Mergers is subject to various customary conditions, including, among others:  the Merger Agreement and applicable transactions must have been approved by the required vote of the shareholders of the Company and members of BFS Bancorp, MHC; the absence of any law or order prohibiting the closing of the Mergers; receipt of required regulatory approvals; no proceedings shall have been initiated or threatened by the U.S. Securities and Exchange Commission (“SEC”) challenging the merger proxy statement; and Investors Bancorp must have received an opinion from its legal counsel Luse Gorman Pomerenk & Schick, P.C., dated as of the closing date, indicating that the Mergers will qualify as tax-free reorganizations within the meaning of the Internal Revenue Code of 1986, as amended.  A special meeting of the stockholders of the Company has been scheduled for December 22, 2011, at which time the stockholders will vote upon approval of the Merger Agreement.  If the stockholders of the Company approve the Merger Agreement, and all other conditions are satisfied or waived, the Company expects that the Mergers will be consummated in January 2012.

If the Mergers are terminated under specified situations in the Merger Agreement (because the Company accepts a proposal to acquire it superior to the one contained in the Merger Agreement, enters into an agreement related to such a proposal and terminates the Merger Agreement, or fails to make, withdraws, modifies or qualifies its recommendation regarding the Merger Agreement), the Company may be required to pay a termination fee to Investors Bancorp of approximately $460,000 (which may be reduced to $300,000 upon settlement of certain litigation relating to the Mergers), plus out-of-pocket expenses not to exceed the sum of $50,000 less certain reimbursable expenses paid by the Bank.  The Company agreed to this termination fee arrangement in order to induce Investors Bancorp to enter into the Merger Agreement.

Enforcement Actions: Going Concern

The Company and the Bank are subject to enforcement actions and other requirements imposed by federal banking regulators. In particular, and as previously reported, the Bank is subject to a Cease and Desist Order (the “Bank Order”) issued by the former Office of Thrift Supervision (the “OTS”) on March 31, 2011 that required, among other things, the Bank to implement an updated business plan to improve the Bank’s core earnings, reduce expenses, maintain an appropriate level of liquidity and achieve profitability. The Bank Order also required that the Bank achieve and maintain a Tier 1 Capital Ratio equal to or greater than 10% and a Total Risk-Based Capital Ratio equal to or greater than 15%, after the funding of its allowance for loan and lease losses, by April 30, 2011. As of April 30, 2011, the Bank did not meet these capital requirements and continued not to meet the capital requirements through September 30, 2011.

As the Bank failed to achieve the capital ratios required by the Bank Order, the Bank was required to file a Contingency Plan with the OTS within 15 days of April 30, 2011.  The Bank Order required that the Contingency Plan detail actions to be taken and specific time frames to achieve either a merger with, or acquisition by, another federally insured depository institution or holding company thereof, or a voluntary dissolution by the later of the date of all required regulatory approvals or sixty (60) days after implementation of the Contingency Plan.  The Bank filed the Contingency Plan with the OTS on May 12, 2011 and by letter dated June 15, 2011, the OTS directed the Bank to immediately implement and adhere to such Contingency Plan.   Moreover, as the holding companies of the Bank, the Company and BFS Bancorp, MHC also are subject to a separate but related Cease and Desist Order issued by the OTS on the same date as the Bank’s Order, which required, among other terms, that the Company and BFS Bancorp, MHC ensure the Bank’s compliance with the terms of the Bank Order.  The consummation of the Mergers is intended to comply with the requirements of the Bank Order and related Cease and Desist Order applicable to the Company and BFS Bancorp, MHC.

The audited consolidated financial statements contained in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Failure to comply with the requirements of the Contingency Plan to complete the Mergers or an alternative merger or acquisition would result in the imposition of the Contingency Plan requirement to voluntarily dissolve. These factors give rise to substantial doubt as to the Company’s ability to continue as a going concern. The audited financial statements herein do not include any adjustments that may result should the Company be unable to continue as a going concern.

SEC Subpoena

By letter dated August 11, 2011, as part of a formal investigation being conducted by the U.S. Securities and Exchange Commission’s Division of Enforcement (“Enforcement Division”), the Company received from the Enforcement Division a subpoena to produce, among other things, information related to its provisions and allowances for loan losses and deferred tax asset valuation allowances contained in its annual and quarterly reports for fiscal years 2008 through 2010, the restatement of its consolidated financial statements for the first three quarters of 2010 and the effectiveness of its internal controls.  The subpoena covers the time period from October 1, 2007 through August 11, 2011.  Brooklyn intends to cooperate fully with the investigation.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  The New York City metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2011, our market share of deposits represented 0.51%, 0.25% and 0.26% of deposits in each of Kings, Nassau and Suffolk Counties, New York, respectively.

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

Market Area

We are part of the diverse economy of the New York City metropolitan area.  Brooklyn (Kings County) is an urban market area while Nassau and Suffolk Counties are suburban.  Our market area has a stable population and household base.  In 2010, the median household income for Kings, Nassau, and Suffolk Counties was $42,143, $91,104 and $81,551, respectively.  Our primary lending area is concentrated in Brooklyn and Nassau and Suffolk Counties, New York, although we originate loans in all five boroughs of New York City as well as Westchester County, New York.  One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two- and three-family homes and cooperative apartments.  Most of our deposit customers are residents of the greater New York metropolitan area.  Our customer base consists primarily of middle-income households, and to a lesser extent, low- to moderate-income households.  The median household income for Brooklyn is below the national and New York state median household incomes.  In addition, the unemployment rate in Kings County is higher than in the surrounding suburbs.

Lending Activities

Commercial real estate loans totaled $76.0 million, or 27.1% of our total loans receivable at September 30, 2011.  One- to four-family residential real estate mortgage loans represented $82.4 million, or 29.3%, of our loans receivable at September 30, 2011.  Multi-family real estate loans totaled $36.3 million, or 12.9% of the total loans receivable at September 30, 2011.  Construction loans totaled $70.1 million, or 25.0% and land loans totaled $15.5 million, or 5.5% of the total loans receivable at September 30, 2011. We originate consumer loans on a limited basis.  We sell most of our longer-term residential loans to the Federal Home Loan Bank of New York and other investors, on a servicing-retained basis. We syndicate and sell participation interests in portions of our multi-family, commercial real estate and construction loans because of our legal lending limits and our internal portfolio management guidelines. On December 3, 2009, the Bank agreed with the OTS that the Bank will not originate any commercial real estate, construction or multi-family loans without prior OTS approval, which restriction is still in effect for the Bank and is now enforced by the OTS’ successor, the OCC.

Loans Receivable Portfolio Composition.  The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale (which were zero in 2011 and 2010), by type of loan at the dates indicated.

	At September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans:
One-to four-family	$82,397	29.36%	$73,457	18.90%
Multi-family	36,319	12.94%	65,209	16.77%
Commercial real estate	75,996	27.07%	119,727	30.80%
Construction	70,144	24.99%	95,824	24.65%
Land	15,547	5.54%	34,084	8.77%
Consumer and other	291	0.10%	449	0.12%

Total loans receivable	280,694	100.00%	388,750	100.00%

Other items:
Net deferred loan fees	(238)		(967)
Allowance for loan losses	(16,853)		(17,941)

Total loans receivable, net	$263,603		$369,842

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to		Commercial			Consumer
	Four-Family	Multi-Family	Real Estate	Construction	Land	and Other	Total
Due During the Years	(In thousands)
Ending September 30,

2012	$6,980	$18,583	$44,177	$70,144	$15,547	$89	$155,520
2013	5,080	3,427	16,821	-	-	54	25,382
2014	4,850	8,391	6,404	-	-	16	19,661
2015 to 2016	9,857	4,945	5,802	-	-	-	20,604
2017 to 2021	20,298	973	2,664	-	-	-	23,935
2022 to 2026	15,271	-	128	-	-	-	15,399
2027 and beyond	20,061	-	-	-	-	132	20,193

Total	$82,397	$36,319	$75,996	$70,144	$15,547	$291	$280,694

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(In thousands)

One-to four-family	$57,582	$17,835	75,417
Multi-family	13,152	4,584	17,736
Commercial real estate	23,610	8,209	31,819
Construction	-	-	-
Land	-	-	-
Consumer and other	202	-	202

Total loans	$94,546	$30,628	$125,174

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

In loan participation transactions, we originate and fund the full loan amount and subsequently identify other lending institutions that purchase participation interests in the loan.  Participations differ from loan syndication transactions that are not transfers of financial assets for financial reporting purposes.  As the manager of a loan syndication, prior to closing the loan, we identify other lenders who agree to fund portions of the total loan at closing.  We record our share of the loan syndication as a loans receivable.  The amounts funded at closing by other syndication lenders, which are not reflected as loan originations and sales in our consolidated financial statements totaled $9.2 million and $41.4 million for syndications completed during the years ended September 30, 2011 and 2010, respectively.

One- to Four-Family Residential Loans. At September 30, 2011, approximately $82.4 million, or 29.3% of our loans receivable consisted of one- to four-family residential loans. Our originations of one- to four-family loans increased by $4.0 million compared to 2010. Generally, one- to four-family residential mortgage loans are originated in amounts up to 95% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. At the Bank’s discretion, we originate and sell some of the one-to-four family residential mortgage loans into the secondary market. Fixed-rate loans are originated for terms of 10, 15, 20, 25 and 30 years.  At September 30, 2011, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.4 million and our second largest loan secured by one- to four-family real estate had a principal balance of approximately $0.9 million.  The loans were secured by a two-family and a one-family residence, respectively.

We also offer adjustable rate mortgage loans with one, three and five-year adjustment periods based on changes in a designated U.S. Treasury index.  We originated $5.2 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2011 and $5.6 million during the year ended September 30, 2010.  Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points.  We currently do not offer adjustable rate mortgage loans with interest rates that adjust below the initial interest rate or adjustable rate mortgage loans with terms that provide the borrower options with regard to the amount or timing of periodic payments.  Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the interest payments on the loan increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of extended or rapidly rising interest rates.  At September 30, 2011, $19.0 million, or 23.1%, of our one- to four-family residential loans had adjustable rates of interest.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $36.3 million, or 12.9% of the total loans receivable at September 30, 2011.  Multi-family real estate loans generally are secured by rental properties (including multi-family apartment buildings).  Substantially all multi-family real estate loans are secured by properties located within our lending area.  At September 30, 2011, we had 34 multi-family real estate loans with an average principal balance of $1.1 million.  At September 30, 2011, our largest multi-family real estate loan balance was $6.2 million.  Multi-family real estate loans generally are offered with fixed interest rates.  Multi-family real estate loans also generally are originated for terms ranging from one year to 15 years with the majority of these loans being originated for shorter terms within this range.

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

Commercial Real Estate Loans. At September 30, 2011, $76.0 million, or 27.1% of our total loans receivable, consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate fixed-rate commercial real estate loans with an initial term ranging from one to five years and a re-pricing option, and a maximum term of up to 20 years.  The majority of commercial real estate loans originated have shorter terms within this range.  The maximum loan-to-value ratio of our commercial real estate loans is 75%.  At September 30, 2011, we had 67 commercial real estate loans with an average outstanding balance of $1.1 million.  At September 30, 2011, our largest commercial real estate loan balance was $6.0 million.

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

Construction Loans.  At September 30, 2011, $70.1 million, or 25.0%, of our total loans receivable consisted of construction loans.  Most of our construction loans are for the construction of multi-family and mixed-use properties.  The majority of our construction loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria.  If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan.  If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice.  We offer primarily adjustable rate residential construction loans.  Construction loans are generally structured with an option for permanent mortgage financing once the construction is completed.  Construction loans generally have a two-year term and are generally repaid from the sale of units or refinancing upon completion.  These loans generally have interest rates that adjust daily with prime and generally will not have an interest rate that adjusts below the initial interest rate.  Construction loans require only the payment of interest during the construction period.  Construction loans will generally be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements.  Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.   At September 30, 2011, our largest construction loan balance was $8.3 million.

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

Land Loans.  In 2005, we began to originate land loans based on our increased construction loan activity.  At September 30, 2011, $15.5 million, or 5.5% of our total loans receivable consisted of land loans.  Our land loans are made generally in conjunction with anticipated construction loan financing.  The highest combined exposure is $9.6 million.  In most cases the value of the land represents the borrower’s up-front equity in our construction loans.  When the land value exceeds the borrower’s equity requirement, which is usually 25% of total project costs, including land, we will consider originating this type of land loan.  The majority of our land loans are referred by mortgage brokers who make the initial contact with the potential borrower and forward to us additional loan information that we review to determine whether the applicant satisfies our underwriting criteria.  If the loan information meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan.  If the potential borrower agrees to these terms and conditions, we will continue our standard underwriting practice.  We currently offer primarily adjustable rate residential land loans.  At September 30, 2011, our largest land loan balance was $2.6 million, and the average land loan balance was $1.1 million.  Land loans are generally repaid at the end of a two-year period.  These loans generally have interest rates that adjust daily in conjunction with the prime rate and generally will not have an interest rate that adjusts below the initial interest rate.  Land loans will generally be made in amounts of up to 75% of the appraised value.

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

Other Loans.  We offer loans that are either unsecured or secured by property other than real estate.  These loans include loans secured by deposits and personal loans.  At September 30, 2011, these other loans totaled $291,000 or 0.1% of the loans receivable portfolio.

Loan Approval Procedures and Authority.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors.  All residential mortgage loans up to the Fannie Mae limit can be approved  by one of the following officers:  the President, the Chief Financial Officer and the Vice President and Manager of Residential Lending.  All residential mortgage loans above the Fannie Mae limit and up to $850,000 must be approved  by two of the following officers:  the President, the Chief Financial Officer and the Vice President and Manager of Residential Lending.  All loans in excess of $850,000 must be approved by the Directors’ Loan Committee.  In addition, the board of directors ratifies all loans approved by management including those approved by the Management Loan Committee. The Bank agreed with the OTS that the Bank will not originate any multi-family, commercial real estate, construction and land loans without prior OTS approval.

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

Non-Performing Loans. Non-performing loans are either in non-accrual status and/or past contractual maturity date.  At September 30, 2011, $114.9 million of our loans, or 40.9% of our total loans, were non-accrual and/or past maturity and therefore non-performing.  These loans consist of one- to four-family loans of $1.0 million, multi-family loans of $21.7 million, commercial real estate loans of $25.1 million, construction loans of $61.0 million, and land loans of $6.0 million.

At September 30, 2010, $86.2 million of our loans, or 22.2% of our total loans, were non-accrual and/or past maturity and therefore non-performing.  These loans consisted of multi-family loans of $25.3 million, commercial real estate loans of $38.7 million, construction loans of $14.5 million and land loans of $7.7 million.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets, at the dates indicated.  We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where these modifications represent a concession (for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are generally placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring that are not placed on non-accrual status are loans that have demonstrated performance up to the time that the loan has been restructured. At September 30, 2011, eleven loans were modified in troubled debt restructurings totaling $29.0 million versus $28.7 million at September 30, 2010. Of the eleven, one loan totaling $0.4 million was performing at the time its terms were modified and is performing in accordance with its new terms.  Therefore, it is not included in the table below.  The recent sharp deterioration in the real estate market has resulted in a deterioration of the Bank’s loans receivable portfolio, which in turn has caused increases in non-performing loans.  At September 30, 2011, 61 loans totaling $114.9 million, were in non-performing status versus 49 loans totaling $86.2 million, in non-performing status at September 30, 2010.

	At September 30,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$1,007	$-
Multi-family	21,688	23,956
Commercial real estate	25,127	34,948
Construction	61,000	7,890
Land	6,035	5,109
Consumer	-	-
Total non-accrual loans	114,857	71,903

Loans past maturity and still accruing	-	14,321
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	-	14,321
Real estate owned	-	-
Total non-performing assets	$114,857	$86,224

Ratios:
Total non-performing loans to total loans	40.92%	22.18%
Total non-performing loans to total assets	25.02%	17.68%
Total non-performing assets to total assets	25.02%	17.68%

Delinquencies.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2011
Mortgage Loans:
1-4 Family(secured by first liens)	3	$65	2	$953	5	$1,018
1-4 Family(secured by junior liens)	3	377	1	54	4	431
Multi-family	-	-	13	21,688	13	21,688
Construction	-	-	18	61,000	18	61,000
Commercial Real Estate	1	323	20	25,127	21	25,450
Land	-	-	7	6,035	7	6,035

Non-Mortgage Loans:
Other-Personal	1	6	-	-	1	6
Total	8	$771	61	$114,857	69	$115,628

At September 30, 2010
Mortgage Loans:
1-4 Family(secured by first liens)	3	$115	-	$-	3	$115
1-4 Family(secured by junior liens)	-	-	-	-	-	-
Multi-family	3	2,807	7	23,956	10	26,763
Construction	2	6,615	7	7,890	9	14,505
Commercial Real Estate	3	6,963	22	34,948	25	41,911
Land	2	2,628	7	5,109	9	7,737

Non-Mortgage Loans:
Other-Personal	-	-	-	-	-	-
Total	13	$19,128	43	$71,903	56	$91,031

For the fiscal year ended September 30, 2011, there was $7.9 million in interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms. Interest of $16 thousand was recognized on these loans and recorded in net income for fiscal 2011.

Classified Assets. Regulations of the Office of the Comptroller of the Currency (the “OCC”) and our Asset Classification Policy provide that loans and other assets should be classified as “substandard,” “doubtful” or “loss” assets where a significant question as to collectability arises.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that they should be entirely charged-off.  We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While “special mention” assets have not deteriorated to the point of being classified as “substandard,” management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.  Assets classified as substandard, doubtful or loss are considered impaired assets.

An institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified as “special mention.”  General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an institution classifies assets as “substandard or doubtful”, it is required either to establish a specific allowance for losses equal to the amount its internal analysis determines the potential loss to be on the asset or to charge off the amount.  When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or deemed uncollectable to charge off the amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of assets, at September 30, 2011, we classified $16.8 million of our assets as special mention or potential problem loans compared to $62.5 million at September 30, 2010. In addition, at September 30, 2011 we classified $124.9 million as impaired compared to $125.0 million at September 30, 2010.

The loan portfolio is reviewed on a regular basis by management’s Asset Classification Committee to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

The following table sets forth certain information related to our assets classified as impaired:

	As of and for the year ended September 30, 2011
	Unpaid
	Principal	Recorded	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
One-to-Four Family	$1,014	$953
Multi-Family	13,123	11,454
Commercial Real Estate	26,326	19,877
Construction	25,949	23,911
Land	5,061	5,061
Consumer and Other	-	-
Loans with a specific valuation allowance:
One-to-Four Family	54	54	$3
Multi-Family	11,341	10,234	2,030
Commercial Real Estate	16,041	12,772	2,117
Construction	38,736	37,089	6,443
Land	4,841	3,526	547
Consumer and Other	-	-	-
Total:
One-to-Four Family	1,068	1,007	3
Multi-Family	24,464	21,688	2,030
Commercial Real Estate	42,367	32,649	2,117
Construction	64,685	61,000	6,443
Land	9,902	8,587	547
Consumer and Other	-	-	-
Total impaired loans	$142,486	$124,931	$11,140

	As of and for the year ended September 30, 2010
	Unpaid
	Principal	Recorded	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
One-to-Four Family	$-	$-
Multi-Family	38,903	31,380
Commercial Real Estate	64,191	47,146
Construction	25,726	24,660
Land	22,582	15,938
Consumer and Other	-	-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-
Multi-Family	-	-	-
Commercial Real Estate	5,414	5,414	1,081
Construction	-	-	-
Land	437	437	6
Consumer and Other	-	-	-

Total:
One-to-Four Family	-	-	-
Multi-Family	38,903	31,380	-
Commercial Real Estate	69,605	52,560	1,081
Construction	25,726	24,660	-
Land	23,019	16,375	6
Consumer and Other	-	-	-
Total impaired loans	$157,253	$124,975	$1,087

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

As discussed in Item 9A. “Controls and Procedures” in this annual report, following the end of fiscal year 2010 and in connection with the preparation of our consolidated financial statements for the fiscal year ended September 30, 2010, we identified certain miscalculations in our allowance for loan losses resulting from delays in the provision of updated appraisal information to our accounting staff to enable us to identify impaired loans and appropriately recognize charge-offs as needed.  During the third quarter of fiscal year 2011, we modified our procedures related to the handling of appraisals and the timing of impairment analysis to ensure that charge-offs are recognized in a timely manner.  However, we are unable to conclude as to whether the previously reported material weakness has been remediated due to the limited amount of time that has passed since these procedures were modified.

A federally chartered savings association’s determinations as to the classification of its assets, charge-offs and the amount of its valuation allowances are subject to review by the OCC.  The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances.  All institutions are required to have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.  There can be no assurance that the OCC, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses or require additional charge-offs, particularly in light of the material weakness identified in our internal control over financial reporting, thereby affecting our financial condition and earnings.

Allowance for loan losses decreased by $1.1 million, to $16.9 million for the fiscal year ended September 30, 2011 from $17.9 million for the fiscal year ended September 30, 2010.  There were net charge-offs of $2.3 million during the fiscal year ended September 30, 2011 compared to $35.5 million at September 30, 2010. The loan loss provision also decreased $41.5 million to $1.2 million for fiscal year 2011 compared to $42.7 million for fiscal year 2010.  Although the charge-offs have decreased we continue to see a general decline in economic conditions in our lending footprint. While the national and local economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels and real estate values continued to be volatile.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years
	Ended September 30,
	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$17,941	$10,750

Charge-offs:
One-to-four-family	61	216
Multi-family	448	8,741
Commercial real estate	695	18,035
Construction	2,339	6,644
Land	891	1,853
Consumer and other	-	35
Recoveries	(2,116)	(33)
Net charge-offs	2,318	35,491

Provision for loan losses	1,230	42,682

Balance at end of year	$16,853	$17,941

Ratios:
Net charge-offs to average loans outstanding	0.68%	8.83%
Allowance for loan losses to total loans at end of period	6.00%	4.62%

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

	At September 30,
	2011			2010
			Percent of			Percent of
			Loans in			Loans in
		Percent of	Each		Percent of	Each
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)			(Dollars in thousands)
Mortgage loans:
One-to four-family	$939	5.57%	29.36%	$547	3.05%	18.90%
Multi-family	2,719	16.13%	12.94%	3,125	17.42%	16.77%
Commercial real estate	4,957	29.41%	27.07%	9,484	52.87%	30.79%
Construction	6,942	41.19%	24.99%	1,664	17.30%	24.65%
Land	1,294	7.69%	5.54%	3,104	9.27%	8.77%
Consumer and other	2	0.01%	0.10%	17	0.09%	0.12%

Total allowance for loan losses	$16,853	100.00%	100.00%	$17,941	100.00%	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, the underlying value of collateral, if applicable, and economic conditions in our immediate market area.  First, we group loans by delinquency status.  All loans deemed impaired are evaluated individually, based primarily on the value of the collateral securing the loan.  Specific loss allowances are established as required by this analysis.  All loans are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant.  The allowance is allocated to each category of loans based on the results of the above analysis.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions continue to deteriorate from the current environment.

Investments

Investments and Mortgage-Backed Securities.  Our investment portfolio at September 30, 2011 is classified as available for sale and included $137.8 million of mortgage-backed securities, $13.2 million of U.S. Treasury and government agency bonds and $0.5 million of mutual fund shares. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors. We also hold at cost $1.6 million of Federal Home Loan Bank of New York stock.

At September 30, 2011, we held in mortgage-backed securities $118.2 million issued by Freddie Mac and Fannie Mae, which are U.S. government-sponsored enterprises and $19.6 million issued by Ginnie Mae, which is a U.S. government agency. The government-sponsored enterprises’ portion of the mortgage-backed securities portfolio consisted of $115.4 million in fixed-rate mortgage-backed securities and $2.8 million in adjustable rate mortgage-backed securities.

The only securities of individual issuers that we hold with an aggregate book value exceeding 10% of our equity at September 30, 2011, were mortgage-backed securities issued by government agencies and government-sponsored enterprises.

For further discussion of our securities portfolio, please see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The following table sets forth the composition of our investment securities portfolio at the dates indicated

	At September 30,
	2011		2010
	Carrying Cost	Estimated Fair Value	Carrying Cost	Estimated Fair Value
	(In thousands)		(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Government agency	$19,299	$19,620	$16,522	$16,737
Government-sponsored enterprises	114,781	118,173	24,440	24,889
Private issuers	-	-	22,055	21,352
Government debentures	10,044	10,184	2,990	3,029
US Treasury note	3,003	3,063	-	-
Mutual funds	500	528	3,079	3,100
Total securities available-for-sale	$147,627	$151,568	$69,086	$69,107

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at September 30, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  This table does not reflect the Bank’s investment in mutual funds which have no contractual maturity date and are classified as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Government-sponsored enterprises	$-	0.00%	$506	4.43%	$14,310	2.67%	$99,965	3.41%	114,781	$118,173	3.32%
Government agency	-	0.00%	-	0.00%	76	4.00%	19,223	3.18%	19,299	19,620	3.18%
Government debentures	-	0.00%	-	0.00%	2,990	2.04%	7,054	2.39%	10,044	10,184	2.28%
US Treasury	-	0.00%	3,003	1.21%	-	0.00%	-	0.00%	3,003	3,063	1.21%
Private issuers	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	-	0.00%
Total securities available-for-sale	$-	0.00%	$3,509	1.67%	$17,376	2.57%	$126,242	3.32%	$147,127	$151,040	3.19%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities.  In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments and income on earning assets.  While scheduled loan payments and income on earning assets have been relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used to compensate for reductions in deposits and to fund loan and securities growth.  As of September 30, 2011, we had $8.2 million of borrowings outstanding from the Federal Home Loan Bank of New York.

Deposits. Substantially all of our depositors are persons who work or reside in Kings, Nassau or Suffolk Counties in New York.  We offer a variety of deposit instruments that include demand deposits consisting of non-interest bearing checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts, passbook savings and club accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We do not have any brokered deposits at this time.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, management believes that our deposits are relatively stable.  However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At September 30, 2011, $236.9 million, or 59.1%, of our deposit accounts were certificates of deposit, of which $145.2 million had maturities of one year or less.

Deposit Accounts.  The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At September 30,
	2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Deposit type:
NOW accounts	$12,463	3.11%	0.25%	$12,817	3.03%	0.35%
Checking accounts	15,757	3.93%	0.00%	16,033	3.79%	0.00%
Money market accounts	66,863	16.68%	0.72%	75,341	17.79%	0.73%
Total deposit accounts	95,083	23.72%	0.54%	104,191	24.61%	0.57%

Passbook savings accounts	68,883	17.18%	0.35%	66,642	15.74%	0.40%

Certificates of deposit	236,936	59.10%	1.92%	252,573	59.65%	2.14%

Total deposits	$400,902	100.00%	1.32%	$423,406	100.00%	1.48%

Large Certificates of Deposits.  As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $87.2 million.  The following table sets forth the maturity of those certificates as of September 30, 2011.

At
September 30, 2011
(In thousands)

Three months or less	$23,122
Over three months through six months	8,966
Over six months through one year	20,184
Over one year to three years	20,010
Over three years	14,904
Total	$87,186

Certificate of Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2011.

	Less than one year	Over one year to two years	Over two years to three years	Over three years to four years	Over four years to five years	Total	Percentage of total certificate accounts
	(Dollars in thousands)
Interest Rate
0.00% - 1.99%	$124,029	$18,624	$5,448	$-	$644	$148,745	62.78%
2.00% - 2.99%	15,991	6,048	10	10,737	9,200	41,986	17.72%
3.00% - 3.99%	-	1,924	11,946	15,481	-	29,351	12.39%
4.00% - 4.99%	5,144	8,843	2,867	-	-	16,854	7.11%

Total	$145,164	$35,439	$20,271	$26,218	$9,844	$236,936	100.00%

Certificates of Deposit Classified By Rate.  The following table sets forth certificates of deposit classified by range of interest rates as of the dates indicated.

	At September 30,
	2011	2010
	(In thousands)
Interest Rate
Less than 2%	$148,745	$140,354
2.00% - 2.99%	41,986	54,596
3.00% - 3.99%	29,351	35,766
4.00% - 4.99%	16,854	21,204
5.00% - 5.99%	-	653

Total	$236,936	$252,573

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of New York.  At September 30, 2011, we had access to Federal Home Loan Bank advances of up to $51.1 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2011	2010
	(Dollars in thousands)

Balance at end of year	$8,200	$10,500
Average balance during year	9,072	11,833
Maximum outstanding at any month end	29,500	25,300

Weighted average interest rate at end of year	2.87%	2.51%
Average interest rate during the year	2.82%	2.04%

Subsidiary Activities

OCC regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of  certain subsidiaries referred to as “service corporations” and to make loans to service corporations and joint ventures in which service corporations are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes.  Service corporations may engage in certain activities not otherwise permissible for the Company but may not take deposits.  In addition, federal regulations permit associations to make specified types of loans to service corporations  (other than special-purpose finance subsidiaries) in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

3D Holding Company was incorporated in New York in 1993, for the purpose of acquiring, managing, and disposing of real estate held by the Bank.  As of September 30, 2011, 3D Holding Company had two subsidiaries, Ash Real Estate Holdings and Birch Real Estate Holdings, each of which held cash and did not hold any real estate owned as of such date.  As of September 30, 2011, total assets of 3D Holding Company were $157,000, and consisted solely of cash.

BFS REIT, Inc. was incorporated in New York in 1999.  The corporation is a wholly-owned subsidiary of the Bank created for the purpose of acquiring, holding, and investing in certain real estate-related loans and other assets that constitute permissible investments by the Bank.  As of September 30, 2011, BFS REIT, Inc.’s total aggregate assets were $89.2 million.  In connection with the expected Mergers, BFS REIT, Inc. is expected to be liquidated.

Thrift Investors Service Corporation (“TISCO”) was incorporated in New York in 1982, for the purpose of holding BFS Agency, Inc., a company that sells insurance and fixed annuity products through licensed employees in the Bank’s branches.  As of September 30, 2011, TISCO’s total aggregate assets were $274,000 of which $243,000 represented the investment in BFS Agency, Inc.

Legal Proceedings

Except as disclosed in Item 3. “Legal Proceedings”, we are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.

Personnel

As of September 30, 2011, we had 76 full-time employees and 20 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Bad Debt Reserve and Recapture.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  The Bank is now required to use the specific charge off method (i.e., to claim a deduction equal to its actual loan loss experience) in computing its bad debt deduction beginning with its 1996 Federal tax return.  The Bank has previously recaptured (i.e., taken into income) over a multi-year period its excess reserves established after December 31, 1987 and before December 31, 1995.   Generally, the Bank’s bad debt reserve balance as of December 31, 1987 (the “base year reserve”) is only subject to recapture upon distribution of such reserves.  See below “ – Taxable Distributions and Recapture”).

Taxable Distributions and Recapture.  The Bank’s “non-dividend distributions,” will be considered distributions from the Bank’s base year reserve, to the extent thereof, and then from its supplemental tax-basis reserve for losses on loans. “Non-dividend distributions” include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of its stock; and distributions in partial or complete liquidation.

In such cases, an amount based on the total non-dividend distribution paid will be includable into the Bank’s taxable income in the year of distribution.  Dividends paid out of current or accumulated earnings and profits will not be included in the Bank’s income.  The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes.

At September 30, 2011, our base year reserve was approximately $1.6 million.

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

Net Operating Loss Carryovers.  The Company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At September 30, 2011, the Company will carry forward the fiscal year 2011 net operating loss 20 years.  Due to the valuation allowance recorded against the Company’s net deferred tax asset, the tax benefit of these net operating losses and other tax attributes are not currently recorded on the Company’s balance sheet as of September 30, 2011.

Internal Revenue Code Section 382 applies an annual limitation on the use of certain net operating loss carryovers and certain other tax attributes if a corporation experiences an ownership change as defined in that code section. An ownership change generally occurs if there is a greater than 50% shift in ownership of the corporation over a 36 month period, measured by the ownership of the greater than 5% shareholders. Complex rules and calculations apply in determining whether an ownership change has occurred. If the annual limitation of Internal Revenue Code section 382 is applied as a result of an ownership change, the annual limitation can significantly lengthen the period over which the net operating loss carryovers and certain other tax attributes of the corporation can be utilized. Furthermore, as a result of the limited carryforward life of these tax attributes, the annual limitation may, in some cases, render them to be partially worthless to the Company or any successor of the Company after the ownership change.

Corporate Dividends-Received Deduction.  The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is generally 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may generally deduct 70% of dividends received or accrued on their behalf.

Dividends received by the Bank from BFS REIT, Inc., a real estate investment trust, are not entitled to a dividends received deduction.

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

New York City Taxation.  The Company and the Bank are also subject to the New York City banking corporation tax, which is calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State banking corporation tax.  The New York City tax  is imposed on an amount equal to the greater of (a) 9.0% of “entire net income” allocable to New York City, (b) 3% of “alternative entire net income” allocable to New York City, (c) 0.01% of the average value of assets allocable to New York City, or (d) a nominal minimum tax. Alternative entire net income is equal to entire net income with certain modifications.

Bad Debt Reserves.  New York State and New York City enacted legislation for tax years beginning in 2010 to conform with the federal tax law with regards to bad debt deductions.  As a result, the Bank no longer establishes or maintains a reserve for losses on loans and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the Bank’s reserve that could have otherwise occurred in certain circumstances under New York State and New York City law prior to 2010.

Net Operating Loss Carryovers. Neither New York State nor New York City allow net operating losses to be carried back but both permit such losses to be carried forward for 20 years, subject to certain limitations.

SUPERVISION AND REGULATION

General

BFS Bancorp, MHC and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”).  Accordingly, BFS Bancorp, MHC and the Company are registered with the Federal Reserve and are subject to primary regulation, examination and supervision by the Federal Reserve.  In addition, the Federal Reserve has enforcement authority over the Company and BFS Bancorp, MHC, and their subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

The Bank is a federal savings association that is subject to primary regulation, examination and supervision by the OCC.  The Bank is regulated to a lesser extent by the Federal Deposit Insurance Corporation (“FDIC”), with respect to the insurance of deposit accounts held at the Bank.  This regulation and supervision establishes a comprehensive framework for the types of permissible activities in which the Bank may engage and is intended primarily for the protection of the Deposit Insurance Fund, which is administered by the FDIC for the benefit of the Bank’s depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.

On March 31, 2011, the Company and BFS Bancorp, MHC (together, the “Holding Companies”), and the Bank became subject to Cease and Desist Orders (the “Orders”) issued by the OTS.  The Order issued to the Bank which we refer to as the “Bank Order” required, among other things, the Bank to submit a contingency plan for review and approval by the OTS if the Bank failed to meet certain minimum capital levels established in the Bank Order, or comply with the terms of a required capital plan, or is otherwise requested by the OTS to submit a contingency plan, which contingency plan would require the Bank to merge with, or be acquired by another federally insured depository institution or voluntarily liquidate.  Upon determining that the minimum capital levels set forth in the Bank Order would not be achieved by the deadline, on April 29, 2011, the Holding Companies and the Bank each sent a letter to the OTS confirming that, since the Bank would not be able to meet the minimum capital levels contained in the Bank Order by the deadline, it was agreed-upon with the OTS staff that, rather than submitting a capital plan as mandated by the Bank Order, the Bank would submit its contingency plan to the OTS.  On May 12, 2011, the Bank submitted a contingency plan to the OTS.  The contingency plan detailed the Holding Companies’ and the Bank’s proposed actions to engage in a transaction involving the merger or acquisition of the Bank and, should the Bank not be able to complete that transaction, to adopt a plan for the Bank to voluntarily liquidate.

On July 1, 2011, the Bank received a letter from the OTS with a proposed Amended Order to Cease and Desist (“Proposed OTS Order”) which was intended to supplement and partially supersede the Bank Order to the extent proposed. On July 21, 2011, the Bank was notified by the OCC that it intended to issue a Consent Order to the Bank, which would replace the Bank Order and also encompass the requirements of the Proposed OTS Order.

On August 16, 2011, the Holding Companies and the Bank entered into an Agreement and Plan of Merger with Investors Bancorp, MHC, Investors Bancorp, Inc. and Investors Bank (formerly known as Investors Savings Bank), which contemplates the mergers of BFS Bancorp, MHC, the Company and the Bank with and into Bancorp, MHC, Investors Bancorp, Inc. and Investors Bank, respectively.  The consummation of the Mergers, which are expected to close in the second quarter of fiscal year 2012, is intended to comply with the Bank Order.

To date, the OCC has not issued such Consent Order to the Bank, and the Holding Companies and the Bank continue to operate under the requirements and restrictions imposed on them under the March 31, 2011 Orders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and many of the provisions of the Dodd-Frank Act affecting BFS Bancorp, MHC, the Company and the Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act. Of particular significance to federal savings associations and their holding companies is that, as a result of regulatory restructuring called for by the Dodd-Frank Act, BFS Bancorp, MHC, the Company and the Bank transitioned to the jurisdiction of their current new and separate primary federal regulators on July 21, 2011.  Prior to that date, BFS Bancorp, MHC, the Company and the Bank had been subject to consolidated supervision and regulation by the Office of Thrift Supervision, or the OTS, which has now been abolished as a result of the completed transfer of all of the OTS’ supervisory and rulemaking responsibilities to other federal agencies.

Along with the transfer of ongoing responsibilities for the supervision and examination of federal savings associations and their holding companies, the Dodd-Frank Act also transferred to the Federal Reserve and OCC rulemaking authority (except for consumer protection) of the OTS relating to savings and loan holding companies and all savings associations, respectively.  The legislation continues in effect all OTS orders, resolutions, determinations, agreements, regulations, interpretive rules, other interpretations, guidelines, procedures and other advisory materials in effect the day before the transfer date, and allows the Federal Reserve and OCC to enforce these issuances with respect to savings and loan holding companies and federal savings associations, respectively, unless the Federal Reserve or OCC modifies, terminates, or sets aside such guidance or until superseded by the Federal Reserve or OCC, a court, or operation of law.

              The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations as they are to be administered and enforced by the Federal Reserve and OCC respectively, going forward as of July 21, 2011, and does not purport to be a comprehensive explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual laws and regulations involved.  Any change in these laws or regulations, whether by the FDIC, OCC, Federal Reserve or the United States Congress, could have a material adverse impact on the Company and the Bank and their operations.

Regulation of Federal Savings Associations

Primary Regulation by the OCC.  As of July 21, 2011, the OCC has extensive authority to regulate and supervise the operations of federal savings associations, including the Bank. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings association can engage and is intended primarily for the protection of the deposit insurance fund and depositors, and to assure the ongoing safety and soundness of institutions regulated by the OCC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  The Bank is required to file periodic reports with the OCC and is subject to periodic examinations primarily by the OCC.

Given the extensive transfer of former OTS authority to multiple agencies, section 316 of the Dodd-Frank Act requires the OCC to identify and publish in the Federal Register separate lists of the current OTS regulations that the OCC will continue to enforce for federal savings associations after the transfer date.  In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  The OCC’s regulations supersede the OTS regulations for purposes of OCC supervision and regulation of federal savings associations.

In promulgating the final rule, the OCC noted that the final rule is part of the OCC’s review of its regulations and those of the OTS to determine what changes are needed for the transition to OCC supervision of federal savings associations, and that in future phases of the OCC’s regulatory review, the OCC will consider more comprehensive substantive amendments, as necessary, to these regulations.  For example, the OCC notes that it may propose to repeal or combine provisions in cases where OCC and former OTS rules are substantively identical or substantially overlap.  In addition, the OCC may propose to repeal or modify OCC or former OTS rules where differences in regulatory approach are not required by statute or warranted by features unique to either charter.  This substantive review also will provide an opportunity for the OCC to ask for comments suggesting revisions to the rules for both national banks and federal savings associations that would remove provisions that are ‘‘outmoded, ineffective, insufficient, or excessively burdensome,’’ consistent with the goals outlined in an executive order issued by the President.  Accordingly, it is possible that additional OCC rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised.  Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on the Bank, and its operations and on us and our stockholders.

Business Activities.  The activities of federal savings associations are generally governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution’s capital or assets.

Lending and Investment Authority. The Bank derives its lending and investment powers from the HOLA and the implementing regulations of the OCC.  Under these laws and regulations, the Bank may originate mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, and it may invest in certain types of debt securities and certain other assets, up to limits prescribed in the HOLA and implementing regulations.  Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Bank’s capital assets.  The Bank also may establish service corporations that may engage in activities not otherwise permissible for the Bank, including real estate equity investments and securities and insurance brokerage activities.  In addition to the statutory limits on its lending and investment activities, the Bank is also subject to lending and asset restrictions imposed by the OTS (now currently enforced by the OCC) as a result of the Bank Order.

Capital Requirements.  OCC regulations require savings associations such as the Bank to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OCC regulations;

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

The risk-based capital standard for savings associations could require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the OCC based on the risks believed inherent in the type of asset.  Core capital is defined to include common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock, certain accounts and deposits and related surplus and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain credit-enhancing credit only strips, certain deferred tax assets and intangibles other than certain servicing assets and credit card relationships.  The components of Tier 2 (supplementary) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

However, as a result of the Bank Order, the Bank is subject to enhanced capital requirements, having been required to achieve and maintain a Tier 1 Capital Ratio equal to or greater than 10% and a Total Risk-Based Capital Ratio equal to or greater than 15%, after the funding of its allowance for loan and lease losses, by April 30, 2011. As of April 30, 2011, the Bank did not meet these capital requirements.

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

Loans to One Borrower. Under the HOLA, the Bank is generally subject to the same limits on loans to one borrower as a national bank. Specifically, a federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of the Bank’s unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral, which generally does not include real estate.  As of September 30, 2011, the Bank was in compliance with the loans-to-one borrower limitations

Qualified Thrift Lender Test.  Under the HOLA, the Bank must comply with the qualified thrift lender, or “QTL,” test.  Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period.  “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

●       specified liquid assets up to 20% of total assets;

●       goodwill and other intangible assets; and

●       the value of property used to conduct the Bank’s business.

A savings association that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a commercial bank charter and will generally be prohibited from: (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank.

In addition, if the institution fails to regain the QTL status within one year after failing the test, then its holding company will be deemed to be a bank holding company and will be required to register with the Federal Reserve as such.

At September 30, 2011, the Bank maintained substantially all of its portfolio assets in qualified thrift investments and in each of the prior 12 months, and therefore is a “qualified thrift lender.”

Assessments.  The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC, effective as of the transfer date, July 21, 2011.  The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate.  Prior to the transfer date, the OCC and the OTS assessed banks and savings associations, respectively, using different methodologies, although the agencies’ methodologies generally resulted in similar levels of assessments.  Under the OTS assessment system, assessments were due each year on January 31 and July 31, and were calculated based on an institution’s asset size, condition, and complexity.  Under the OCC assessment system, assessments are due March 31 and September 30 of each year, based on call report information as of December 31 and June 30 respectively.

The OCC final rule effective on July 21, 2011 amended the assessment rules applicable to federal savings associations by using the same methodologies, rates, fees, and payment due dates that apply currently to national banks.  However, during the first two assessment cycles after the transfer date, the OCC will base savings association assessments on either the OCC’s assessment regulation (as amended to include federal savings associations) or the former OTS assessment structure, whichever yields the lower assessment for that savings association.  After the March 2012 assessment, all national banks and federal savings associations will be assessed using the OCC’s assessment structure. Under the OCC’s assessment system, some savings associations will pay marginally more assessments than in the past, while others will pay lower assessments.

Capital Distributions.  OCC regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account, to the association’s holding company or other stockholders.  A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

●	the association would not be at least adequately capitalized following the distribution;

●
the distribution would violate any applicable statute, regulation, agreement or OTS-imposed or OCC-imposed condition, which would include restrictions in the cease and desist order issued to the Bank by the OTS on March 31, 2011; or

●	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the board of directors declares a dividend or approves a capital distribution.  In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company and that are not otherwise specifically required to file an application with the OCC must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve.

A federal savings association proposing to make a capital distribution and that is not otherwise specifically required to file an application with the OCC is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association’s common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association’s capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not otherwise required to file a notice regarding the proposed distribution with the Federal Reserve (as noted above), in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

The Federal Reserve or the OCC may disapprove a notice or application if:

●	the association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●
the capital distribution would violate a prohibition contained in any statute, regulation or a regulatory agreement or order issued to the association or holding company, which would include the cease and desist orders issued by the OTS to the Bank, Company and BFS Bancorp, MHC on March 31, 2011.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making the distribution the institution would be undercapitalized.

Liquidity.  All federal savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of the entire communities in which they serve, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  Rather, the CRA requires the OCC, in connection with its examination of the Bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.  An association’s failure to comply with the provisions of the CRA could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities.

The CRA regulations establish an assessment system that bases an institution’s rating on its actual performance in meeting community needs. The rules establish a streamlined examination approach to evaluate the CRA performance of smaller institutions. The OCC (and formerly, the OTS) evaluates intermediate small savings associations, such as the Bank, using the following lending criteria:

●
the savings association’s loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans or qualified investments;

●	the percentage of loans and, as appropriate, other lending-related activities located in the savings association’s assessment areas;

●	the savings association’s record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and business sizes;

●	the geographic distribution of the savings association’s loans; and

●	the savings association’s record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment areas.

In a CRA exam, an intermediate small savings association’s community development performance also is evaluated pursuant to the following criteria:

●	the number and amount of community development loans;

●	the number and amount of qualified investments;

●	the extent to which the savings association provides community development services; and

●	the savings association’s responsiveness through such activities to community development lending, investment, and services needs.

The CRA also requires all institutions to publicly disclose their CRA ratings. The Bank received a CRA rating of “satisfactory” in its most recent federal examination.

Consumer Protection and Other Laws and Regulations.  The Bank is subject to various laws and regulations dealing generally with consumer protection matters. The Bank may be subject to potential liability under these laws and regulations for material violations, in the form of litigation by governmental and consumer groups, as well as enforcement actions by the Consumer Financial Protection Bureau (“CFPB”), the OCC and other federal regulatory agencies including the Department of Justice.  The CFPB is a new agency created under the Dodd-Frank Act that has broad powers to supervise and enforce the federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings associations, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable primary bank regulators.  The Bank’s lending operations are subject to federal laws applicable to credit transactions, such as the:

●	Federal Truth In Lending Act, governing disclosures of credit terms for open-end and closed-end loan products to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Servicemembers’ Civil Relief Act, providing certain protections to members of the armed forces while in active military service;

●	Real Estate Settlement Procedures Act, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process; and

●	Rules and regulations of the federal agencies, primarily the CFPB, charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

●	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

●
Electronic Fund Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●	Rules and regulations of the federal agencies, primarily the CFPB, charged with the responsibility of implementing these federal laws.

Transactions with Affiliates and Insiders.  A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and its implementing regulations.  The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution.  The Company is an affiliate of the Bank.  In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates.  In addition, under the FRA and Regulation W of the Federal Reserve, the aggregate amount of covered transactions that an association may engage in with any individual affiliate is generally limited to 10% of the unimpaired capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is generally limited to 20% of the association’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described under federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances.

In addition, amendments to Regulation W address additional restrictions on savings associations under Section 11 of the HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act (“BHCA”) and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. A savings association also may not purchase or invest in securities issued by any affiliate other than with respect to shares of a subsidiary, which may include a bank and a savings association.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders (“Insiders”), as well as to entities controlled by Insiders, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve.  Among other things, these provisions generally require that extensions of credit to Insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to Insiders, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, the Bank’s board of directors must approve extensions of credit in excess of certain limits.

Section 402 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Enforcement.  The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement actions against all “institution-affiliated parties,” including controlling stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement actions may range from the issuance of a capital directive or cease and desist order to prohibition or removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil money penalties cover a wide range of violations and actions, and can range up to $1.375 million per day for findings of knowing or reckless conduct that results in a substantial loss to the savings association or a substantial pecuniary gain or other benefit to such party by reason of a violation of law, unsafe or unsound practice, or breach of fiduciary duty. The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association.  If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

Moreover, the OCC has adopted regulations that authorize, but do not require, the OCC to require the submission of a compliance plan from a savings association that has been given notice that it is not satisfying safety and soundness standards.  If, after being notified, a savings association fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OCC must issue an order directing action to correct the deficiency.  Further, the OCC may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If a savings association fails to comply with such an order, the OCC may seek to enforce the order in judicial proceedings and/or impose civil money penalties.

Prompt Corrective Action Regulations.  Under the “prompt corrective action regulations” of the OCC, the agency is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, including restrictions on growth of assets and other forms of expansion.  For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (or at least 3% for associations receiving the highest CAMELS rating), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital (or less than 3% for associations receiving the highest CAMELS rating), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital and 6% total risk-based capital); and

●	critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required by law to appoint a receiver or conservator for a federal savings association within a specific time frame from when the association becomes “critically undercapitalized.”  The OCC regulations  provide that a capital restoration plan must be filed with the OCC within 45 days (or earlier, if so notified) of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” the performance of which must be guaranteed by any company controlling the association up to specified limits.  The aggregate liability of a holding company is limited to the lesser of (i) an amount equal to 5% of the savings association’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the savings association’s capital ratios to the levels required to be classified as “adequately capitalized.” If the association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

As an institution’s capital decreases within the three undercapitalized categories listed above, the severity of the action that is authorized or required to be taken by the institution’s regulator under the prompt corrective action regulations increases.  All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized institution and to restrict the growth of its assets.

Insurance of Deposit Accounts. The Bank is a member of, and pays deposit insurance assessments to, the Deposit Insurance Fund, or DIF, which is administered by the FDIC.  As a result of such membership, all deposit accounts held at the Bank are permanently insured up to $250,000 per depositor for each account ownership category.  This standard maximum deposit insurance coverage was raised from $100,000 first on a temporary basis under the Emergency Economic Stabilization Act of 2008 and then made permanent under the Dodd-Frank Act.  The Dodd-Frank Act extended the FDIC’s provision of unlimited deposit insurance on non-interest bearing transaction accounts (subject to a modified definition for eligible accounts) through December 31, 2012.

FDIC insurance of deposits is backed by the full faith and credit of the U.S. government.  In order to maintain the DIF, member institutions are assessed an insurance premium. The FDIC imposes deposit insurance premiums on insured institutions and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

In December 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate is to be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, institutions were instructed to account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally. On December 30, 2009, the Bank paid $2.3 million which was recorded as a prepaid asset and will be proportionally expensed over future periods.  At September 30, 2011, the remaining balance recorded as a prepaid asset was $0.4 million.

The amount of each institution’s premium has historically generally been based on the balance of insured deposits and the degree of risk the institution poses to the DIF.  On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions, including a new pricing structure for institutions with more than $10 billion in assets. Effective April 1, 2011, and beginning with the invoice payable on September 30, 2011, the new assessment structure modified an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.  Pursuant to the final rule, Tier 1 capital is used as the measure for tangible equity. Depository institutions with less than $1 billion in assets report average weekly balances during the calendar quarter, unless they elect to report daily averages. The new assessment base is larger than the former base and includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule eliminated the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution.

The Bank’s assessment rate utilized for the final quarter of fiscal year ending September 30, 2011, was 0.06 % and the premium paid for fiscal 2011 was $0.8 million.  No institution may pay a dividend if in default of its FDIC assessment.  The FDIC has authority to increase insurance assessments.  A significant increase in insured premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2011, the annualized FICO assessment was equal to 0.680 basis points for each $100 in domestic deposits maintained at an institution.  Assessments related to the FICO bond obligations were not subject to the prepayment requirements described above.

Reserve Requirements.  Under the FRA and the Federal Reserve’s regulations, the Bank is required to maintain reserves against its transaction accounts (primarily negotiable order of withdrawal (“NOW”) and regular checking accounts).  The FRA provides that, before December 31 of each year, the Federal Reserve shall issue regulations adjusting the reserve requirement exemption amount for the next calendar year if total reservable liabilities held at all depository institutions increase from one year to the next.  For 2012, reserve requirement thresholds set forth in the Federal Reserve’s regulations exempt the first $11.5 million of otherwise reservable balances from the reserve requirements.  A 3% reserve is required for transaction account balances over $11.5 million and up to $71.0 million.  Transaction account balances over $71.0 million are subject to a reserve requirement of approximately $1.785 million plus 10% of any amount over $71.0 million.  Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OCC.  At September 30, 2011, the Bank was in compliance with these reserve requirements.

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

Privacy Regulations.  The Bank is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  The Bank is also required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties except under limited circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

In addition, pursuant to section 114 of the Fair and Accurate Credit Transactions Act (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft.

Affiliate Marketing. The federal banking agencies, including the OCC, have issued a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations.  In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations.  The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates.  Moreover, such notice would not be applicable to the company using the information if it has a pre-existing business relationship with the consumer.  The notice that is required under the FACT Act may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the GLB Act.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold a certain minimum number of shares of capital stock in the Federal Home Loan Bank.  As of September 30, 2011, the Bank was in compliance with this requirement.

The USA PATRIOT Act

The Bank and Company are subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.  Among other requirements, the USA PATRIOT Act and OCC regulations impose the following obligations on financial institutions:

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

●	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

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

Holding Company Regulation

General.  BFS Bancorp, MHC and the Company are non-diversified savings and loan holding companies within the meaning of the HOLA.  Accordingly, BFS Bancorp, MHC and the Company are registered with the Federal Reserve and are subject to Federal Reserve’s regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve has enforcement authority over the Company and BFS Bancorp, MHC, and their subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule which became effective on September 13, 2011, that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies.  The Federal Reserve’s regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies.

Capital.  Savings and loan holding companies are currently not subject to specific regulatory capital requirements.  Pursuant to the Dodd-Frank Act, however, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies. All savings and loan holding companies generally have a five year phase-in period from the date of enactment of the Dodd-Frank Act to comply with the new capital requirements.  Moreover, the Dodd-Frank Act requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Accordingly, such mandate eliminates the inclusion of certain instruments, such as trust preferred securities issued on or after May 19, 2010, from Tier 1 holding company capital.

In addition, the Federal Reserve has indicated that, together with the other federal banking agencies, it is currently reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision’s “Basel III: A global regulatory framework for more resilient banks and banking systems” report (“Basel III”). It is expected that the Basel III notice of proposed rulemaking also would address any proposed application of Basel III-based requirements to savings and loan holding companies. When the rule-making process is complete, this definition will be changed to be more closely aligned to the definition of well-capitalized for bank holding companies.

Examination. In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve issued a supervisory letter on July 21, 2011 that describes the supervisory approach the Federal Reserve will use during the first supervisory cycle and going forward generally for savings and loan holding companies. For purposes of the guidance, the first supervisory cycle is the period of time between July 21, 2011, and the close of the first required inspection. To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve noted in its letter that the first cycle of savings and loan holding company inspections will be instructive to both the Federal Reserve and savings and loan holding company management in terms of practical issues that arise in the supervision of a savings and loan holding company. In particular, examiners will be using the first supervisory cycle to inform savings and loan holding companies how their operations compare to the Federal Reserve’s supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve’s supervisory expectations, if necessary. Also, the Federal Reserve plans to use the first inspections for the Federal Reserve supervisory staff to better understand a savings and loan holding company’s operations and business model and how the Federal Reserve’s holding company supervision framework can most effectively be implemented at these companies. Accordingly, the Federal Reserve’s focus for inspection activities during the first supervisory cycle will be on gaining an understanding of the structure and operations of each savings and loan holding company.

After the first supervisory cycle and going forward, the Federal Reserve intends, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve anticipates transitioning savings and loan holding companies to the Federal Reserve’s “RFI/C(D)” rating system (commonly referred to as “RFI”). The Federal Reserve expects to issue a notice shortly outlining application of the RFI rating system to savings and loan holding companies and any modifications that the Federal Reserve believes are necessary to accommodate savings and loan holding companies. That notice will provide the public with an additional opportunity to comment and will provide for a transition period before Federal Reserve examiners will assign final RFI ratings.

Source of Strength. The Dodd-Frank Act extends the Federal Reserve “source of strength” doctrine to savings and loan holding companies.  Such policy requires holding companies to act as a source of financial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of an institution’s financial distress. The regulatory agencies must issue joint regulations implementing this policy.

Change of Control.  The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association. The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:

(1)	directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of a company;
(2)	controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or
(3)	directly or indirectly exercises a controlling influence over the management or policies of the bank.

The Federal Reserve has adopted an interim final rule that became effective on September 13, 2011 which, among other things, implements the HOLA to govern the operations of savings and loan holding companies. The new rule, known as Regulation LL, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions. Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve has indicated that it intends to use its established rules and processes with respect to control determinations under HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

The Federal Reserve stated in its rulemaking that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible. Overall, the indication of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in the former OTS regulations. However, the OTS rules weighed these factors somewhat differently and used a different review process designed to be more mechanical.

Among the differences highlighted by the Federal Reserve with respect to OTS procedures on determinations of control, the Federal Reserve noted that it does not limit its review of companies with the potential to have a controlling influence to the two largest shareholders. Specifically, the Federal Reserve reviews all investors based on all of the facts and circumstances to determine if a controlling influence is present.

The federal banking laws require minority investors that are unwilling to bear the responsibilities associated with controlling a banking organization to limit their influence over the management and policies of the banking organization. That is, investors seeking the protection of being free from regulation and oversight as a savings and loan holding company under the HOLA are limited in their involvement and influence over the management and policies of the savings and loan holding company and its subsidiaries.  In situations where investors believe no application is required, the Federal Reserve encourages investors to consult with staff at the appropriate Reserve Bank or the Federal Reserve to determine what type of review is appropriate to confirm that the Federal Reserve concurs that no BHCA or HOLA filing is necessary. As with OTS practice, the Federal Reserve often obtains a series of commitments from investors seeking non-control determinations.

Waivers of Dividends by BFS Bancorp, MHC.  The Dodd-Frank Act and implementing regulations of the Federal Reserve require a mutual holding company to give the Federal Reserve notice before waiving the receipt of dividends, and prescribe the standards for granting a waiver. The Dodd-Frank Act and implementing regulations further provide that the Federal Reserve shall consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion of the mutual holding company to stock form, except that the Federal Reserve may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company that has waived dividends prior to December 1, 2009.  Notwithstanding the Company’s plans to consummate the Mergers contemplated in the Agreement and Plan of Merger dated August 16, 2011, there can be no assurance that the Federal Reserve would approve waivers in the future or predictions as to what conditions, if any, the Federal Reserve would place on future dividend waivers, if we continue as an independent organization.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.

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

Item 1A.               Risk Factors

Failure to consummate the Mergers could materially and adversely affect the Company’s results of operations and stock price and cause the Bank to be placed into conservatorship or receivership.

If the Mergers are not consummated for any reason:

●	The Company will remain liable for significant transaction costs relating to the Mergers;

●	The market price of the Company’s common stock may further decline to the extent that the current market price reflects a market belief that the offer and the Mid-Tier Merger will be completed; and

●	BFS Bancorp, MHC, the Company and the Bank will be unable to comply with the Orders;

Accordingly, should the Mergers not be consummated, there is substantial risk that the Bank will be placed into receivership by the OCC, which would appoint the FDIC as a receiver and that the Company will be unable to continue as a going concern, which would likely result in a complete loss of a shareholder’s investment.

Additionally, the failure to consummate the Mergers may lead to uncertainty for the Company’s employees and its customers and suppliers. This uncertainty may mean:

●	The attention of the Company’s management and employees may be diverted from day-to-day operations; and

●	The Company’s ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the Mergers.

The occurrence of any of these events individually or in combination could materially and adversely affect the Company’s results of operations and stock price and the Company’s ability to continue as a going concern.

We Have Stipulated To Cease And Desist Orders With The OTS, Which Are Now Enforced By the OTS’ Successor Agencies. So Long As These or Additional Orders Are in Effect, They Will Continue to Significantly Restrict Our Operations.  The Failure To Comply With These Orders Can Result In Significant Penalties.

Effective March 31, 2011, the Company, BFS Bancorp, MHC and the Bank, consented to the issuance of Cease and Desist Orders from the OTS, which are now enforced by the Federal Reserve (for the Company and BFS Bancorp, MHC) and the OCC (for the Bank).  While the entry into the Merger Agreement was intended to satisfy several requirements of the Orders, the Company, BFS Bancorp, MHC and the Bank continue to be subject to the significant restrictions imposed on our operations, including asset growth limitations, an inability to originate new commercial real estate loans without prior regulatory approval and restrictions on the Bank’s and Company’s abilities to make capital distributions.

In the event we are in material non-compliance with the terms of the Orders, the Federal Reserve and OCC have the authority to subject us to the terms of more restrictive enforcement orders, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with the Company and the Bank.

An Inability To Improve Our Regulatory Capital Position Could Adversely Affect Our Operations.

 Due to the capital requirements imposed by the Bank Order, as of September 30, 2011, the Bank was classified as “adequately capitalized,” and not “well capitalized.”  As a result of our capital levels: (i) our loans to one borrower limit has been reduced, which affects the size of the loans that we can originate and also requires us to sell, participate, or refuse to renew loans that exceed our lower loans to one borrower limit, both of which could negatively impact our earnings; (ii) we cannot renew or accept brokered deposits without prior regulatory approval; (iii) we must obtain prior regulatory approval to undertake any branch expansion activities; and (iv) we will pay higher insurance premiums to the FDIC, which will reduce our earnings. We may not be able to raise additional capital or reduce the Bank’s assets on favorable terms.  In addition, equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

There is substantial doubt as to our ability to continue as a going concern and it is possible that the Bank may fail, which would result in the FDIC being appointed as receiver of the Bank.

A going concern emphasis paragraph has been included in the audit report our financial statements for fiscal year ended September 30, 2011 related to the uncertainty about our ability to continue as a going concern.  Failure to comply with the requirements of the Contingency Plan to complete the Mergers or an alternative merger or acquisition would result in the imposition of the Contingency Plan requirement to voluntarily dissolve. These factors give rise to substantial doubt as to the Company’s ability to continue as a going concern.

There is uncertainty regarding the impact to our business of the formal investigation by the Securities and Exchange Commission.

    In August 2011, the Securities and Exchange Commission’s Division of Enforcement notified the Company that the Division is conducting a formal investigation into the Company’s provisions and allowances for loan losses contained in its annual and quarterly reports for fiscal years 2008 through 2010. The Company intends to cooperate fully with the Division.  However, we cannot predict the timing or eventual outcome of this investigation. This investigation could possibly result in penalties, sanctions, or a restatement of our previously issued financial statements. For additional information about the investigation, see “Item 3. Legal Proceedings.”

We incurred significant losses in 2010 and 2011 and may continue to do so in the future, and we can make no assurances as to when we will be profitable.

Throughout 2010 and 2011, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels.  Our loan customers continue to operate in an economically stressed environment.

As a result, our net loss available to common shareholders for the year ended September 30, 2011 was $5.6 million or $0.44 per common diluted share, as compared with net loss available to common shareholders of $38.9 million or $3.08 per common diluted share for the year ended September 30, 2010. The net loss for the year ended September 30, 2011 was primarily attributable to an increase in non-performing assets. Our net interest margin and net interest income declined during 2011 as a result of increasing non-performing assets.  Our net interest margin declined to 2.71% in 2011 compared to 4.50%  in 2010, and our net interest income decreased $10.2  million for the year ended September 30, 2011 as compared to the same period in 2010. This trend may continue and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs in the future, which would continue to adversely impact our financial condition and results of operations and the value of our common stock.

We previously identified material weaknesses in our internal control over financial reporting that required remediation.  If the actions taken to address the material weakness prove inadequate or we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent or detect fraud.

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

Following the end of fiscal year 2010 and in connection with the preparation of our consolidated financial statements for the fiscal year ended September 30, 2010, certain material weaknesses were identified in our internal control over financial reporting related to our determination of our allowance for loan losses.  During the third quarter of fiscal year 2011, we modified our procedures related to the handling of appraisals and the timing of impairment analysis to ensure that charge-offs are recognized in a timely manner.  However, we are unable to conclude as to whether the previously reported material weakness has been remediated due to the limited amount of time that has passed since these procedures were modified.

  Additionally, we may in the future discover other areas of our internal controls that need improvement or that constitute deficiencies or material weaknesses.  Our failure to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, could result in material misstatements in our financial statements or failure to prevent or detect fraud.  We may be required to incur significant costs in the future to remediate any inadequacies or material weaknesses in our internal controls, which could materially adversely impact our results of operations.

Our Commercial Real Estate, Multi-Family, Construction and Land Loan Portfolios Have Increased in Recent Years, Increasing the Risk that Some of Our Loans Will Not Be Paid.

Our lending in commercial real estate, construction and land expanded from 2005 through 2010, and such loans continue to represent a significant portion of our portfolio, representing approximately 57.6% of our total loan portfolio at September 30, 2011.  Lending in these sectors generally exposes a lender to greater credit risk than loans secured by residential lending.  At September 30, 2011, we had loans for an aggregate of $114.9 million in non-performing status compared to forty-three loans for an aggregate of $71.9 million in non-performing status at September 30, 2010.  In addition, our multi-family, commercial real estate and construction loan portfolio is not as seasoned as the loan portfolio of some of our competitors.  If the local real estate market or economy continues to weaken, we may continue to experience higher levels of non-performing loans.  The Bank agreed with the OTS that the Bank will not originate any commercial real estate, construction and land loans without prior OTS approval, which restriction remains in effect and is enforced by the OTS’ successor, the OCC.

We May Experience Increased Costs Of Liquidity In Future Periods As A Result Of Our Current Financial Condition.

In recent periods, we have experienced an increase in non-performing assets, an increase in our allowance for loan losses and an increase in competition in our primary market area, as well as a decrease in interest rates. As an “adequately capitalized” institution for bank regulatory purposes, the Bank may not accept brokered deposits without prior regulatory approval. Collectively, these factors reduce our liquidity and require us to seek alternative sources of liquidity to fund our operations and, in particular, the origination of new loans, the support of our continued growth and other strategic initiatives. Historically, we have had access to a number of alternative sources of liquidity, but given our financial performance and the recent downturn in the credit and liquidity markets, there is no assurance that we will have access to funding sources or whether terms will be favorable to us.  If our funding costs increase, this will impede our growth and will have an adverse effect on our business, financial condition and results of operations.

If Our Non-Performing Loans And Other Non-Performing Assets Increase, Our Earnings Will Decrease.

At September 30, 2011, our non-performing assets (which includes non-accrual loans and loans 90 days or more delinquent) totaled $114.9 million, which is an increase of $43.0 million over our non-performing assets at September 30, 2010.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves for probable losses on non-performing loans.  These reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of the Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly, which is affected by recording a provision for loan losses.

If Economic Conditions Continue to Deteriorate, Particularly in the Metropolitan New York Area, Our Results of Operations and Financial Condition Will Continue to Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results have been and will continue to be adversely affected by changes in prevailing economic conditions, particularly in the metropolitan New York area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  At September 30, 2011, loans secured by real estate represented nearly all of our total loans, with substantially all of these loans being made in the New York metropolitan area.  Decreases in local real estate values would continue to adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

The Current Economic Downturn Coupled With Turmoil and Uncertainty in the Financial Markets May Adversely Impact Our Earnings.

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

We and the Bank  are currently undergoing changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and may experience operational challenges or increased costs in the course of full transition to our new regulators.

As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of the Company and the OCC became the primary federal regulator of the Bank. The Federal Reserve has issued an interim final rule that governs the activities of savings and loan holding companies and has begun to apply certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies.  Also, the OCC published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date.  As noted in the rulemaking, the interim final rule is part of a larger OCC review of OCC and OTS regulations to determine what changes are needed for the transition to OCC supervision of federal savings associations. The OCC announced that, as a continuation of this review, it will consider more comprehensive substantive amendments to these regulations, as appropriate, in the near future. Accordingly, the Company and Bank are currently transitioning to the jurisdiction of our new regulators and expect that some aspects of the regulatory restructuring process may result in increased costs, which could have an adverse impact on our results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act Will, Among Other Things, Tighten Capital Standards, Create A New Consumer Financial Protection Bureau And Result In New Laws And Regulations That Are Expected To Continue to Increase Our Costs Of Operations.

The Dodd-Frank Act has had a significant impact on the bank regulatory structure for community banking organizations and particularly thrift organizations, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Much of the impact of the Dodd-Frank Act still remains to be seen in the coming months or years, as thrifts and their holding companies settle into the jurisdictions of their new respective regulators, and as the effective dates of the many implementing regulations of the Dodd-Frank Act are gradually phased in.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, effective July 21, 2011,  a federal prohibition on the payment of interest on demand deposits was eliminated, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

Also, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau, or CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

As the Company and Bank continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum we have experienced an increase in our operating and compliance costs, which is expected to continue and further impact our interest expense.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations.

The Bank is subject to extensive regulation, supervision and examination by the OCC, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the Federal Reserve currently regulates and oversees the Company and BFS Bancorp, MHC. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB-NY. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the DIF. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. In addition to the changes discussed herein that are mandated by the Dodd-Frank Act, any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OCC, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We rely on retail deposits, the amortization and prepayment of loans, the maturity and calls of investment securities, our operations and advances from the FHLB of New York to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of New York or market conditions were to change. In addition, certain Federal Home Loan Banks have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, require additional capital contributions by its member banks, and reduce or eliminate the dividends paid by the FHLB of New York. Should this occur, we could have difficulty meeting our short term liquidity needs and the Bank’s net interest income could be affected.  In addition, future problems at the Federal Home Loan Banks could also cause the value of the equity investment we have in the stock of FHLB of New York to decline or become impaired.  In addition, as an “adequately capitalized” institution for regulatory capital purposes, the Bank may not accept brokered deposits without prior regulatory approval, which further limits the availability of our funding sources.

We may not be able to pay dividends in the future as our ability to pay dividends in the future is subject to regulatory approval.

Our ability to pay dividends to our stockholders is primarily dependent on the Bank’s earnings.  The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s board of directors.  Moreover, in connection with the Cease and Desist Orders to which BFS Bancorp, MHC, the Company and Bank are currently subject, any payment of dividends or other capital distributions is subject to the prior written non-objection of the Federal Reserve and/or OCC, as applicable.

We are not in compliance with certain NASDAQ Stock Market continued listing bid requirements and are subject to delisting if the Company does not regain compliance by March 5, 2012.

On September 6, 2011, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the Company failed to comply with the minimum closing bid price of $1.00 per share requirement for continued listing on the NASDAQ Capital Market. This notification has no effect on the listing of the Company’s common stock at this time.

NASDAQ stated in its letter that the Company will be provided 180 calendar days, or until March 5, 2012, to regain compliance with the minimum closing bid price of $1.00 per share requirement for continued listing. The NASDAQ letter also states that if, at any time before March 5, 2012, the minimum closing bid price is at least $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide the Company with written notification that it has achieved compliance with the continued listing requirement and the matter will be closed.

If the Company does not regain compliance with the minimum closing bid price of $1.00 per share continued listing requirement by March 5, 2012, the NASDAQ staff will provide the Company with written notification that the Company’s common stock will be delisted from the NASDAQ Capital Market.  The Company may, however, be eligible for an additional grace period if certain conditions are met.  The Company may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.

However, the Company is also a party to the Merger Agreement, under which the Company is expected to merge with Investors Bancorp, Inc, which would result in the cancellation of all of the Company’s outstanding common stock, thereby rendering the Bid Price Rule deficiency moot.

Nevertheless, if the Mergers are not approved or do not close, our common stock could be delisted.  The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 1B.               Unresolved Staff Comments

None.

Item 2.               Properties

Properties

The following table provides certain information with respect to our offices as of September 30, 2011:

	Leased	Year Acquired
Location	or Owned	or Leased

Main Office	Owned	1965
81 Court Street
Brooklyn, NY 11201

Branch Office	Leased	1960
3780 Nostrand Avenue
Brooklyn, NY 11235

Branch Office	Leased	1973
1164 Wantagh Avenue
Wantagh, NY 11793

Branch Office	Leased	1999
1752 Veterans Memorial Highway
Islandia, NY 11749

Branch Office	Leased	2007
1174 Jericho Turnpike
Commack, NY 11725

The net book value of our premises and equipment was approximately $1.5 million at September 30, 2011.

Item 3.               Legal Proceedings

Except as set forth below, there are no material pending legal proceedings to which the Company or it subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Class Action

On August 24, 2011, Joseph Underwood, a shareholder represented by the law firm of Brower Piven, a Professional Corporation, filed a purported class action lawsuit (“Lawsuit”) in the Supreme Court of the State of New York, County of Kings against Brooklyn Federal Bancorp, Inc., BFS Bancorp, MHC, Brooklyn Federal Savings Bank and their respective directors, and Investors Bancorp, Inc., Investors Bancorp, MHC, and Investors Bank (formerly known as Investors Savings Bank).  The Lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties and obligations to the Company’s minority shareholders (“Public Shareholders”) and that Investors participated, aided and abetted in such alleged breaches, by failing to obtain the highest available value for the Company and to take steps to maximize its value when facilitating its acquisition by entering into the Merger Agreement.  The Lawsuit seeks, among other things, an injunction against the Company and the other defendants from consummating the Mergers, rescissory and compensatory damages and attorney’s fees.  The parties to the Lawsuit began settlement discussions shortly after receiving notice of the existence of the Lawsuit.

On September 16, 2011, Russ Bastin, a shareholder represented by the law firm of Brodsky & Smith, LLC, filed a similar and substantially identical shareholder action against the same defendants in the Supreme Court of the State of New York, County of Kings (the “Bastin Matter”).  On October 18, 2011, the parties to the Bastin Matter and the Lawsuit filed a Stipulation and Proposed Order Consolidating Related Shareholder Actions and Appointing Interim Co-Lead Counsel for the Plaintiffs with the court.  The parties’ stipulation provides for, among other things, the consolidation of the Bastin Matter, the Lawsuit, and any other shareholder action filed in or transferred to the court that involves similar questions of law or fact.  The Proposed Order is awaiting approval by the court.

On September 20, 2011, plaintiffs to the Lawsuit served defendants with a settlement demand letter requesting, among other things, that additional consideration be paid to the Public Shareholders.  After protracted negotiations over the course of approximately ten days, on September 30, 2011, the parties reached an oral agreement in principle to settle the Lawsuit.  That agreement was later memorialized in a Memorandum of Understanding, executed on or about October 28, 2011.  Pursuant to the Memorandum of Understanding and in exchange for the actions described below, the following actions are expected to be or have been taken by the defendants:

●
Investors Bancorp, Inc. without admitting any liability or wrong doing, will pay the Public Shareholders of record as of the effective date of the Mergers an additional $0.07 per share, upon consummation thereof, in consideration for settlement of all claims in the Shareholder Actions and the releases described below, provided, however, that such shareholders do not opt out of the settlement;

●
Section 10.02(b)(iii) of the Merger Agreement has been modified to provide that the Investors Bancorp Fee, as defined in the Merger Agreement, will be reduced to $300,000, subject to the condition that the Stipulation of Settlement, to be prepared by the parties, is approved by the appropriate court.  If the Stipulation of Settlement is not approved by the court, the Investors Bancorp Fee shall be equal to $460,000, plus out-of-pocket expenses not to exceed the sum of $50,000 less any loan inventory expenses paid by Brooklyn Federal Savings pursuant to Section 5.03 of the Merger Agreement; and

●
The plaintiffs have been provided with a copy of the proxy statement before issuance for their review, and the defendants considered in good faith any changes thereto proposed by plaintiffs up prior to the time the definitive proxy was filed.

Pursuant to the Memorandum of Understanding, the parties contemplate entering into a Stipulation of Settlement that will settle and release all claims that were asserted and/or could have been asserted by the parties in connection with the Shareholder Actions.   The Stipulation of Settlement will include terms proposing the certification of a non-opt out class with respect to all claims for injunctive, declaratory and other equitable relief.  Non-New York resident members of the class may opt out solely to preserve any right to pursue potential claims for monetary damages but will otherwise be bound by terms of the settlement.  Investors Bancorp may terminate the settlement if class members holding an agreed-to percentage or number of Company shares opt out of the settlement, as set forth in a supplemental agreement to be executed by the parties.

The Memorandum of Understanding also contemplates that the Stipulation of Settlement will be subject to, among other things, the satisfactory completion of confirmatory discovery and the plaintiffs not having any objection to the Proxy Statement on the grounds that the Proxy Statement contains any material misstatement or omission.  The Memorandum of Understanding and the Stipulation of Settlement will be conditioned upon class certification and final approval by the Supreme Court of New York, County of Kings.  Plaintiffs intend to petition the court for an award of expenses and fees in connection with its approval of the Stipulation of Settlement.

There can be no assurances that the Stipulation of Settlement will be approved by the court, or the timing of any such approval. One of the conditions to the closing of the Mergers is that none of the parties may be subject to any order, decree or injunction of a court or agency that enjoins or prohibits the consummation of the transactions contemplated by the Merger Agreement.  Accordingly, if the proposed settlement does not proceed, and, thereafter, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then such injunction may prevent the Mergers from becoming effective, or from becoming effective within the expected timeframe.  Alternatively, if the Mergers are not approved by the regulators and the shareholders, or close prior to any approval of the settlement, there can be no assurance that the settlement will be approved by the court.

SEC Subpoena

As previously indicated, by letter dated August 11, 2011, as part of a formal investigation being conducted by the U.S. Securities and Exchange Commission’s Division of Enforcement (“Enforcement Division”), the Company received from the Enforcement Division a subpoena to produce, among other things, information related to its provisions and allowances for loan losses and deferred tax asset valuation allowances contained in its annual and quarterly reports for fiscal years 2008 through 2010, the restatement of its consolidated financial statements for the first three quarters of 2010 and the effectiveness of its internal controls.  The subpoena covers the time period from October 1, 2007 through August 11, 2011.  Brooklyn intends to cooperate fully with the investigation.

Other Litigation

The Bank is a defendant in three cases filed during the fiscal year ended September 30, 2011, as described below, that resulted from actions taken by borrowers whose loans were in default.  We believe that such defensive actions are often taken by defaulting borrowers during times of economic uncertainty in an attempt to incentivize the negotiation of more favorable payment terms, but we are not routinely subject to such actions and thus cannot characterize them as ordinary routine litigation incidental to the Bank’s business.

The Bank is a defendant in an action brought by 50-01 Realty LLC filed on April 13, 2011 in the Supreme Court of the State of New York County of Kings. 50-01 Realty LLC initially claimed damages of approximately $44 million for alleged breach of contract and misrepresentation regarding a right of first refusal to purchase an outstanding loan.  After the Bank filed a motion to dismiss the complaint, the plaintiff filed an amended complaint modifying the basis upon which it was seeking recovery. The Bank agreed to withdraw its initial motion to dismiss and has now filed a motion to dismiss the amended complaint.  Oral arguments were heard on the motion following the end of the 2011 fiscal year.  Management believes that this case is without merit and intends to vigorously defend the case.  Management does not currently expect that the resolution of these proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Bank was a defendant in an action brought by The Mazel Group and Yehuda Backer on May 23, 2011 in the Supreme Court of the State of New York, County of Kings.  The Mazel Group is claimed damages of up to $100 million, including punitive damages, for alleged breach of contract, tortious interference with precontractual negotiations and breach of duty to protect confidential information.   In a separate matter, the Bank had brought suit against The Mazel Group and Yehuda Backer seeking enforcement of certain payment obligations to the Bank.  The parties reached a settlement of both suits in August 2011 and both suits have been dismissed with prejudice.  Pursuant to the settlement, The Mazel Group and Yehuda Backer and the Bank have agreed upon a payment amount and schedule in full satisfaction of the amounts owed to the Bank. If the schedule is not met, the Bank has the right to pursue payment of the full amount of the obligations.

The Bank was also made a defendant on certain counterclaims in an action brought by Orchard Hotel, LLC against D.A.B. Group LLC et.al. in the Supreme Court of the State of New York, County of New York. The counterclaims were filed on August 15, 2011.  The counterclaims relate to certain loans by the Bank to D.A.B. Group LLC and its affiliates, which were subsequently sold by the Bank to Orchard Hotel, LLC.  The counterclaiming plaintiff claimed damages of an undetermined amount and asserts damages in excess of $50 million, for allegedly false and fraudulent representations regarding extension of maturity of the loan and miscalculation of interest and late charges.  Management believes that this case is without merit and intends to vigorously defend the case.  Management does not currently expect that the resolution of these proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Bank has also been named as a defendant in other ordinary course lawsuits.

Effective on March 31, 2011, the Company, BFS Bancorp, MHC and the Bank, consented to the issuance of Cease and Desist Orders from the OTS.  Such Orders remain in effect and continue to be enforced by the Federal Reserve (for the Company and BFS Bancorp, MHC) and the OCC (for the Bank).

Item 4.               [Removed and Reserved]

PART II.

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “BFSB.”  Trading in the Company’s common stock commenced on April 6, 2005.

On September 6, 2011, the Company received a letter (the “Notification Letter”) from the NASDAQ notifying the Company that it no longer meets the NASDAQ Capital Markets continued listing requirements as the common stock had traded below $1.00 per share for the requisite period of time and that the Company was no longer in compliance with the Bid Price Rule.  The Notification Letter had no effect on the Company’s common stock which now trades on the NASDAQ Capital Markets.  The Notification letter afforded the Company 180 days until March 5, 2012 to regain compliance with the Bid Price Rule.  The Company would be eligible for a grace period if certain conditions were met.

The Company has entered into the Merger Agreement, which will result in its merger with and into Investors Bancorp, Inc., subject to the terms and conditions set forth in the Merger Agreement, which is expected to result in the delisting and cancellation of the Company’s outstanding common stock.  The Company anticipates that the merger will be consummated in January 2012,

As of September 30, 2011, there were 13,484,210 shares of Company common stock issued and 12,871,385 common shares outstanding and approximately 648 stockholders of record.  Of the total outstanding shares 9,257,500 were held by BFS Bancorp, MHC and 3,613,885 were held by other shareholders.

The table below shows the high and low closing prices reported on the NASDAQ Capital Market for the Company’s common stock during the periods indicated.

2011	High	Low	Dividend

Fourth Quarter (July 1, 2011 – September 30, 2011)	$1.44	$0.75	$-
Third Quarter (April 1, 2011 – June 30, 2011)	$1.55	$0.40	$-
Second Quarter (January 1, 2011 – March 31, 2011)	$1.34	$0.66	$-
First Quarter (October 1, 2010 - December 31, 2010)	$2.64	$1.25	$-

2010	High	Low	Dividend

Fourth Quarter (July 1, 2010 – September 30, 2010)	$4.83	$1.78	$0.01
Third Quarter (April 1, 2010 – June 30, 2010)	$9.48	$4.20	$0.06
Second Quarter (January 1, 2010 – March 31, 2010)	$10.20	$7.36	$0.11
First Quarter (October 1, 2009 - December 31, 2009)	$12.98	$9.90	$0.11

See Part I, Item 1. “Business—Supervision and Regulation––Regulation of Federal Savings Associations––Capital Distributions” for a discussion of certain limitations imposed on the Bank’s ability to declare and pay dividends to the Company.

See Part III. Item 12 below regarding equity compensation plan information categorized by those plans that have been approved by stockholders. At September 30, 2011, there were no plans that have not been approved by stockholders.

When the Company pays dividends to its minority stockholders, it also is required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends.  We anticipate that BFS Bancorp, MHC would waive any dividends paid by the Company.  Any decision to waive dividends is subject to regulatory approval.  See Part I. Item 1. “Business––Holding Company Regulation––Waivers of Dividends by BFS Bancorp, MHC” for the regulatory guidelines for requesting a waiver and conditions for regulatory approval in BFS Bancorp, MHC received regulatory approval to waive its receipt of dividends for the fiscal year ended September 30, 2010.

No dividends were paid by the Company in fiscal year 2011, so no waiver approval was required.  Under Federal Reserve regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event that BFS Bancorp, MHC converts to stock form.

Dividends are payable at the sole discretion of the Company, and any dividends will depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company’s loan to the employee stock ownership plan.  During the 12 months ended September 30, 2011, no quarterly dividend was paid compared to $0.11 per common share of our stock during the first and second quarters of fiscal year 2010, $0.06 per common share during the third quarter and $0.01 per common share during the last quarter of fiscal year 2010. As discussed above under “Supervision and Regulation – Capital Distributions” relating to the Bank and Company, Federal Reserve and OCC regulations govern capital distributions by the Bank, which include cash dividends, stock repurchases and other transactions charged to the capital account, to the Company, as well as by the Company to its stockholders.  As discussed further below in Part II. Item 7  in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy,” the OTS issued Cease and Desist Orders to the Bank, the Company and BFS Bancorp, MHC on March 31, 2011, which impose significant restrictions on the business and operations of the Bank and indirectly the Company and BFS Bancorp, MHC, including restrictions on asset growth and commercial real estate lending.  The Orders also directly impose restrictions on the ability of the Bank and Company to make capital distributions, and prevent the Bank and Company from declaring or paying dividends or making any other capital distributions without the prior written approval of the OCC or Federal Reserve, respectively.

The Company did not repurchase any of our common stock in the quarter ending September 30, 2011.  Through September 30, 2011 the Board of Directors of the Company approved four common stock repurchase plans.  The first repurchase plan was completed in August 2007, purchasing $1.5 million or 102,370 shares at an average cost of $14.65 per share.  The second repurchase plan was completed in March 2008, purchasing $2.0 million or 147,339 shares at an average cost of $13.57 per share.  The third repurchase plan was completed in October 2008, purchasing $3.0 million or 238,483 shares at an average cost of $12.58 per share.  The fourth plan was authorized in November 2008 and through September 30, 2011 the Company has repurchased 113,411 shares at an average cost of $10.82 per share.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes.

Item 6.               Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we operated as a traditional savings and loan association by originating primarily one- to four-family residential mortgage loans. However, the market for these mortgage loans is highly competitive, which reduced the profitability of one- to four-family mortgage lending for lower volume lenders such as the Bank. While we continued to originate one- to four-family mortgage loans, in 2001 we expanded the range of our loan products and services with the objective of increasing profitability. In particular, we significantly increased commercial real estate, construction and development, and multi-family lending during that period.  We also introduced additional products and services, such as debit cards and internet banking.

The significant downturn in the New York City economy and real estate market since 2008 has adversely affected our loan portfolio and our earnings.  Our nonperforming loans have increased significantly since 2009, and totaled 40.9% of total loans at September 30, 2011 compared to 22.2% of total loans at September 30, 2010. Of these non-performing loans as of September 30, 2011 80.2% consisted of commercial real estate and construction and development loans. The collateral value of these loans decreased significantly and, as a result, we substantially increased our provision for loan losses during 2010, which has adversely affected our earnings and equity capital. During fiscal year 2010, we also agreed not to originate multi-family, commercial real estate, construction and development and land loans without prior OTS approval, now the OCC.

As a result of the Bank’s deteriorating financial condition following a regular examination of the Bank during fiscal year 2010, the OTS issued a supervisory directive and entered into a supervisory agreement, dated September 28, 2010, with the Bank and the Company as well as BFS Bancorp, MHC, which imposed significant restrictions on the business and operations of the Bank, including restrictions on growth, commercial real estate lending, and capital distributions.  On March 31, 2011, the Bank entered into a Cease and Desist Order with the OTS.  On that same date, the Company and BFS Bancorp, MHC jointly entered into a related Cease and Desist Order with the OTS which, among other terms, requires each holding company to ensure that the Bank complies with the terms of its Cease and Desist Order. The Cease and Desist Orders impose significant restrictions on the business operations of the Bank and require that the Bank either merge with another banking institution or liquidate, as outlined under Item 1. “Business – Supervision and Regulation –Entry into Cease and Desist Orders.”

On August 16, 2011, the Company, the Bank and BFS Bancorp, MHC entered into the Merger Agreement which, assuming all conditions set forth therein are satisfied or waived, will result in the Mergers, including the merger of the Company with and into Investors Bancorp.  The consummation of the Mergers is intended to comply with the Bank Order.  The Company does not believe that a voluntary liquidation is a viable strategy for the Bank. According, the Company believes that, if the Mergers are not consummated, there is substantial risk that the Bank will be placed into receivership by the OCC and that the Company will be unable to continue as a going concern.  As a result, the principal efforts of the Company and the Bank are focused on ensuring compliance with the requirements of the Merger Agreement and consummation of the Mergers, while the Bank also continues to work through its problem loans and to comply with the other requirements of the Bank Order.  We cannot assure you that all conditions to the Merger Agreement will be satisfied as required and that the Mergers will be consummated.

In August 2011, the Securities and Exchange Commission informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – There is uncertainty regarding the impact to our business of the formal investigation by the Securities and Exchange Commission.”

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

    As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. As discussed in Item 9A. “Controls and Procedures” in this annual report, we identified certain miscalculations in our allowance for loan losses resulting from delays in the provision of updated appraisal information to our accounting staff.  During the third quarter of fiscal year 2011, we modified our procedures related to the handling of appraisals and the timing of impairment analysis to ensure that charge-offs are recognized in a timely manner.  However, we are unable to conclude as to whether the previously reported material weakness has been remediated due to the limited amount of time that has passed since these procedures were modified.

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

    Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions, selling expenses and management’s consideration of other factors and events in the environment that may affect the fair value, such as the Bank’s experience with whether appraised values are actually realized.  Prior to September 30, 2011, management included reserves related to the last element – consideration of other factors and events in the environment that may affect the fair value, such as the Bank’s experience with whether appraised values are actually realized – in the general allocation component of the allowance for loan losses.  As of September 30, 2011, such reserves are considered specific allocations. The amount of the allowance for loan losses associated with this consideration was as follows as of the dates shown below:

	Amount	Component
	(In thousands)
September 30, 2010	-	General
December 31, 2010	7,492	General
March 31, 2011	12,463	General
June 30, 2011	14,763	General
September 30, 2011	11,140	Specific

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

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Total Assets.  Total assets decreased by $28.6 million, or 5.9%, to $459.1 million at September 30, 2011 from $487.8 million at September 30, 2010.  This decrease was primarily due to a $106.2 million decrease in net loans resulting from OTS-mandated restrictions relating to the type of lending we can originate as well as our focus on managing the Bank’s regulatory capital ratios.  The decrease in net loans was partially offset by an $82.5 million increase in investment securities available-for-sale as we primarily invested the proceeds from loan repayments and note sales into securities in order to manage liquidity and maintain our core deposit base.

Cash and Due from Banks and Securities.  Cash and due from banks increased by $8.0 million, or 56.1%, to $22.2 million at September 30, 2011 from $14.2 million at September 30, 2010.

Investment securities available-for-sale, increased $82.5 million, or 119.3%, to $151.6 million at September 30, 2011, from $69.1 million at September 30, 2010.  Due to the OTS-mandated lending restrictions, we reinvested the excess liquidity received from the reduction in our lending portfolio into cash and due from banks and to the purchase of investment securities.

           Loans receivable.  Loans receivable before the allowance for loan losses, which include deferred fees decreased $107.3 million, or 27.7%, to $280.5 million at September 30, 2011 from $387.8 million at September 30, 2010.  As discussed above, this decrease was primarily due to sale of loan notes and OTS-mandated restrictions relating to the type of lending we can originate, as well as our focus on managing the Bank’s regulatory capital ratios.

Allowance for Loan Losses. The allowance for loan losses decreased by $1.1 million to $16.9 million at September 30, 2011 from $17.9 million at September 30, 2010; however, as a percentage of total loans the allowance for loan losses increased to 6.00% from 4.62%, respectively.  As a percentage of nonperforming loans, the allowance for loan losses remained relatively stable at 14.67% at September 30, 2011 compared to 15.62% at September 30, 2010.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers other classified loans and non-classified loans that are collectively evaluated for impairment based on historical loss experience adjusted for current factors.  At September 30, 2011, $11.1 million of the total allowance for loan losses related to the specific component while the remaining $5.7 million related to the general component.  This compares to $1.1 million and $16.9 million, respectively, at September 30, 2010.  On a percentage basis, the general component of the allowance for loan losses as a percentage of loans collectively evaluated for impairment was 3.67% at September 30, 2011 compared to 6.39% at September 30, 2010.  The primary reason for the decrease in this percentage in the current year was the significant reduction in gross charge-offs experienced in fiscal year 2011, $4.4 million, compared to fiscal year 2010, $35.5 million.

As mentioned above, the specific component of the allowance for loan losses, which relates to loans that are individually classified as impaired, increased to $11.1 million at September 30, 2011 compared to $1.1 million at September 30, 2010.  As of these same dates, impaired loans totaled $124.9 million and $125.0 million, respectively.  While the overall level of impaired loans remained consistent, significant movement within the category occurred as certain loans continued to migrate to impaired status while at the same time certain previously identified impaired loans were repaid or sold.  Also contributing to the increase in the specific component was management’s consideration of other factors and events in the environment that may affect the fair value of the underlying collateral on impaired collateral-dependent loans, such as the Bank’s experience with whether appraised values are actually realized.

Bank-Owned Life Insurance.  All bank-owned life insurance policies were surrendered during fiscal year 2011.  Bank-owned life insurance had a balance of $9.9 million at September 30, 2010.

Deposits.  Deposits decreased by $22.5 million, or 5.3%, to $400.9 million at September 30, 2011, from $423.4 million at September 30, 2010. The decrease was attributable to a $15.6 million decrease in certificates of deposit, a decrease in other interest bearing deposits of $6.6 million and a decrease in non-interest bearing deposits of $0.3 million.  Given the strategic importance of our core deposit base, the Bank has continued its marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

Borrowed Funds.  Borrowed funds from the Federal Home Loan Bank of New York decreased by $2.3 million, or 21.9% to $8.2 million at September 30, 2011, from $10.5 million at September 30, 2010.

Stockholders’ Equity.  Stockholders’ equity decreased by $3.3 million, or 7.2%, to $42.4 million at September 30, 2011, from $45.7 million at September 30, 2010.  The primary reasons for the decrease were a net loss of $5.6 million offset by an increase in net unrealized gain, net of tax, in the securities portfolio of $2.2 million.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

Net Loss.  The Company recorded a net loss of $5.6 million in fiscal year 2011 compared to a net loss of $38.9 million in fiscal year 2010.  The primary reason for the net loss in fiscal year 2011 was the continued impact of loan quality deterioration on our operating results, through reduced interest income, heightened levels of provision for loan losses and elevated non-interest expense.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased by $10.2 million, or 44.5%, to $12.7 million for fiscal year 2011 from $22.9 million for fiscal year 2010.  This decrease was primarily due to the level of nonaccrual loans outstanding, which represented 40.9% of total loans at September 30, 2011 compared to 22.2% of total loans at September 30, 2010.  For the fiscal year ended September 30, 2011, there was $7.9 million in interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms. Also contributing to the decrease was the increased level of liquidity held by the Bank during fiscal year 2011 as the majority of proceeds from loan repayments and note sales were reinvested into lower-yielding securities.

Interest Income.  Interest income decreased by $11.8 million, or 38.9%, to $18.6 million for fiscal year 2011 from $30.4 million for the prior fiscal year.  The decrease was due to decreases of $11.5 million in interest income on first mortgage and other loans and a $0.4 million in interest income from mortgage-backed securities offset by an increase of $0.1 million from investment securities and other interest-earning assets.  The yield on the mortgage loan portfolio decreased 176 basis points to 4.48% in fiscal year 2011 from 6.24% in fiscal year 2010.  As previously mentioned, for the fiscal year ended September 30, 2011, there was $7.9 million in interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms. The yield on mortgage-backed securities decreased 187 basis points to 3.20% in fiscal year 2011 from 5.07% in fiscal year 2010.  The yield on investment securities and other interest-earning assets decreased 132 basis points to 1.01% in fiscal year 2011 from 2.33% in fiscal year 2010.  Average balances of interest-earning assets decreased $38.7 million, or 7.6%, to $468.7 million in fiscal year 2011 from $507.4 million in fiscal year 2010. The average yield on total interest-earning assets decreased by 203 basis points to 3.97% in fiscal year 2011 from 6.00% in fiscal year 2010.

Interest Expense.  Interest expense decreased $1.7 million, or 22.0%, to $5.9 million for fiscal year 2011 from $7.6 million in fiscal year 2010.  The decrease in interest expense reflected a 35 basis point decrease in the cost of interest-bearing liabilities to 1.44% for fiscal year 2011 from 1.79% for fiscal year 2010 and by a $13.7 million decrease in average balances of interest-bearing liabilities. The decrease in interest expense reflected reduced market interest rates during fiscal year 2011 compared to fiscal year 2010.  The decrease in interest expense was primarily due to the decrease on certificates of deposit by $1.3 million, or 21.2%, to $4.9 million for fiscal year 2011 from $6.2 million for fiscal year 2010, as the average cost on certificates of deposit decreased by 46 basis points to 1.94% in fiscal year 2011 from 2.40% in fiscal year 2010. The average balance of certificates of deposit decreased $7.1 million, or 2.8%, to $250.7 million for fiscal year 2011 from $257.8 million for fiscal year 2010.  Interest expense on Federal Home Loan Bank advances increased by $14,000, or 5.8%, to $0.3 million in fiscal year 2011 from $0.3 million in fiscal year 2010, as the average cost on these borrowings increased 78 basis points to 2.82% in fiscal year 2011 from 2.05% in fiscal year 2010, partially offset by an decrease in the average balance of the Federal Home Loan Bank advances of $2.8 million, or 23.3%, to $9.1 million in fiscal year 2011 from $11.8 million in fiscal year 2010.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances at and for the years ended September 30, 2011 and 2010, respectively. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Years Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans (1)	$340,778	$15,258	4.48%	$429,166	$26,777	6.24%
Mortgage-backed securities	93,692	2,999	3.20%	67,386	3,417	5.07%
Investment securities and other interest-earning assets	34,250	347	1.01%	10,841	253	2.33%
Total interest-earning assets	468,720	18,604	3.97%	507,393	30,447	6.00%
Non interest-earning assets	8,221			19,042
Total assets	$476,941			$526,435

Interest-bearing liabilities:
Savings accounts	$67,507	$254	0.38%	$64,036	$330	0.52%
Money market/NOW accounts	84,023	542	0.65%	91,313	842	0.92%
Certificates of deposit	250,666	4,873	1.94%	257,782	6,182	2.40%
Total interest-bearing deposits	402,196	5,669	1.41%	413,131	7,354	1.78%
FHLB advances	9,072	256	2.82%	11,833	242	2.04%
Total interest-bearing liabilities	411,268	5,925	1.44%	424,964	7,596	1.79%
Non interest-bearing liabilities	24,954			28,141
Total liabilities	436,222			453,105
Retained earnings	40,719			73,330
Total liabilities and retained earnings	$476,941			$526,435

Net interest income		12,679			22,851

Interest rate spread			2.53%			4.21%

Net interest-earning assets	$57,452			$82,429

Net interest margin			2.71%			4.50%

Interest-earning assets to interest-bearing liabilities			113.97%			119.40%

1. Nonaccrual loans are included in the the average balances.

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

	Years Ended September 30,
	2011 vs. 2010

	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans receivable	$(4,858)	$(6,661)	$(11,519)
Mortgage Backed Securities	1,081	(1,499)	(418)
Investment securities and other interest-earning assets	301	(207)	94

Total interest-earning assets	(3,476)	(8,367)	(11,843)

Interest-bearing liabilities:
Savings accounts	17	(93)	(76)
Money market/NOW accounts	(63)	(237)	(300)
Certificates of deposit	(167)	(1,142)	(1,309)
Total interest-bearing deposits	(213)	(1,472)	(1,685)

FHLB advances	(65)	79	14

Total interest-bearing liabilities	(278)	(1,393)	(1,671)

Net change in net interest income	$(3,198)	$(6,974)	$(10,172)

Provision for Loan Losses.  Our provision for loan losses decreased $41.5 million to $1.2 million for fiscal year 2011 compared to $42.7 million for fiscal year 2010.  The decrease is primarily due to the overall decrease in charge offs and in the overall loan portfolio of $107.3, or 27.7%, to $280.5 million at September 30, 2011 from $387.8 million at September 30, 2010.  Gross charge offs decreased $31.1 million to $4.4 million at September 30, 2011 from $35.5 million at September 30, 2010. The company recovered $2.1 million on previously recorded charge offs during the current fiscal year.  The allowance for loan losses at September 30, 2011 represented 6.0% of total loans, compared to 4.6% of total loans at September 30, 2010.

Non-interest Income.  Non-interest income increased by $9.5 million to a loss of $0.3 million for fiscal year 2011, from a loss of $9.8 million for fiscal year 2010.  The increase was mainly the result of a decrease in other-than-temporary impairment charges of $11.6 million offset by an increase in net loss on security held-for-sale of $1.5 million.

Non-interest Expense.  Non-interest expense increased by $3.5 million, or 23.7%, to $18.1 million in fiscal year 2011 compared to $14.6 million in fiscal year 2010.  The largest component of the increase was in professional fees which increased $2.6 million, or 147.1%, to $4.3 million for fiscal year 2011 from $1.7 million in fiscal year 2010.  This increase was mainly due to increased legal fees. In addition, the Bank incurred an increase in its FDIC insurance assessment of $0.4 million, occupancy and equipment expense increased $0.2 million and other miscellaneous expenses, which is comprised of advertising and public relations, insurance and other expenses, increased $0.3 million. This was offset by decreased compensation and fringe benefits of $0.3 million.

Income Taxes.  Income tax benefit decreased $4.0 million to a benefit of $1.4 million for fiscal year 2011, from $5.4 million for fiscal year 2010.  Due to the presence of a full valuation allowance at both September 30, 2011 and 2010, the tax benefit for fiscal year 2011 related primarily to other comprehensive income.

Liquidity and Capital Resources

We generally maintain liquid assets at levels we consider adequate to meet our liquidity needs.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives. However, we are currently carrying excess liquidity due to the previously-mentioned OTS-mandated restrictions relating to the type of lending we can originate and the financial condition of the Bank.

Our primary sources of liquidity are deposits, amortization,sale and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, as well as access to Federal Home Loan Bank advances.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.

A significant portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2011, $22.2 million of our assets were invested in cash and due from banks.  Our primary sources of cash are sales principal repayments on loans, proceeds from the calls and maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.  As of September 30, 2011, we had $8.2 million in borrowings outstanding from the Federal Home Loan Bank of New York and we have access to additional amounts in advances of up to $42.9 million from the Federal Home Loan Bank of New York.

At September 30, 2011, we had $24.4 million in loan commitments outstanding, which included $3.7 million in undisbursed construction loans, $2.2 million in one- to four-family loans, $12.9 million in commercial real estate lines of credit and $5.6 million in unused home equity lines of credit. There were no commitments outstanding to originate primarily multi-family and nonresidential mortgage loans and no commercial letters of credit.  Certificates of deposit due within one year of September 30, 2011 totaled $145.2 million, or 61.3%, of certificates of deposit.  The large percentage of certificates of deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on these deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the consolidated statements of cash flows, our cash flows are classified by source for financial reporting purposes as operating, investing or financing cash flows.  Net cash (used in) provided by operating activities was $(2.8) million and $3.5 million for the years ended September 30, 2011 and 2010, respectively.  These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. In 2011, the most significant components were loan originations and proceeds from the sale of loans which totaled $4.4 million and $4.5 million, respectively. In 2010, the most significant components were the provision for loan losses and loss on other than temporary impairment, which totaled $42.7 million and $11.6 million, respectively. Net cash provided by investing activities was $36.1 million and $3.4 million in fiscal years 2011 and 2010, respectively, principally reflecting our loan and investment security activities in the respective periods.  Investment securities net cash (purchases net of sales, principal repayments and maturities) provided by (used in) financing activities amounted to $(80.0) million and $(4.7) million in the years ended September 30, 2011 and 2010, respectively.  In fiscal year 2011 and 2010, the cash flows from financing activities were utilized primarily for the repayment of deposits and borrowings after funding loan originations and investment security purchases. Net deposit outflow of $22.5 million, net repayments of Federal Home Loan Bank overnight and term advances of $0.8 million comprised most of our financing activities that resulted in net cash provided by financing activities of $(25.3) million in fiscal year 2011. Net deposit inflow of $21.3 million, net repayments of Federal Home Loan Bank overnight and term advances of $16.5 million and payment of dividends of $1.1 million comprised most of our financing activities that resulted in net cash provided by financing activities of $3.9 million in fiscal year 2010.  The net effect of our operating, investing and financing activities was to increase our cash and cash equivalents from $8.0 million at the beginning of fiscal year 2011 to $22.2 million at the end of fiscal year 2011.

On March 31, 2011, the OTS issued a Cease and Desist Order to the Bank which imposed on the Bank, among other things, certain minimum capital ratio requirements.  As long as the Bank Order remains in effect, the Bank cannot be considered “well capitalized” for bank regulatory purposes.  See Note 4 for additional requirements pertaining to the cease and desist order.  As of September 30, 2011, the Bank continued to meet the regulatory criteria to be considered “adequately capitalized.”

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk and are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 16 of the Notes to the Consolidated Financial Statements.

For fiscal year 2011, we did not engage in any off-balance-sheet transactions other than loan origination and loan sale commitments in the normal course of our lending activities.

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

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II

Item 8.                   Financial Statements and Supplementary Data

The following are included in this item:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Financial Statements:

1.	Consolidated Statements of Financial Condition as of September 30, 2011 and 2010.

2.	Consolidated Statements of Operations for the years ended September 30, 2011 and 2010.

3.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2011 and 2010.

4.	Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010.

5.	Notes to the Consolidated Financial Statements.

BROOKLYN FEDERAL BANCORP, INC.
AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	61

Consolidated Statements of Financial Condition at September 30, 2011 and 2010	62

Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010	63

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2011 and 2010	64

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010	65

Notes to Consolidated Financial Statements	66

All schedules are omitted because the required information is not applicable or is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Brooklyn Federal Bancorp, Inc.
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Brooklyn Federal Bancorp, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Federal Bancorp, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has experienced substantial deterioration in asset quality and incurred significant net losses which have resulted in the Company being placed under a regulatory order.  The regulatory order requires management to submit a contingency plan and places additional capital requirements on the Company, limitations on the use of certain funding sources, and restrictions on certain of the Company’s operations.   These events raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Crowe Horwath LLP
New York, New York
December 16, 2011

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2011 and 2010
(In thousands, except per share amounts and share data)

	September 30,	September 30,
	2011	2010
Assets
Cash and due from banks (including interest-earning balances of $20,798 and $12,559, respectively)	$22,173	$14,201
Securities available-for-sale	151,568	69,107
Loans receivable	280,456	387,783
Less: Allowance for loan losses	16,853	17,941
Loans receivable, net	263,603	369,842
Federal Home Loan Bank of New York (“FHLB”) stock, at cost	1,601	1,803
Bank owned life insurance	--	9,880
Accrued interest receivable	1,143	2,061
Premises and equipment, net	1,459	1,822
Prepaid expenses and other assets	17,602	19,039
Total assets	$459,149	$487,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$15,757	$16,033
Interest-bearing deposits	148,209	154,800
Certificates of deposit	236,936	252,573
Total deposits	400,902	423,406
Borrowings	8,200	10,500
Advance payments by borrowers for taxes and insurance	2,100	2,576
Accrued expenses and other liabilities	5,515	5,534
Total liabilities	416,717	442,016
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,472,988 and 13,484,210 issued, and 12,871,385 and 12,889,344 outstanding, respectively	135	135
Additional paid-in capital	42,967	43,119
Retained earnings - substantially restricted	7,060	12,687
Treasury shares - at cost, 601,603 shares and 594,866 shares, respectively	(7,728)	(7,720)
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(2,076)	(2,235)
Unallocated shares of the stock-based incentive plan	(155)	(259)
Accumulated other comprehensive income:
Net unrealized gain on securities, net of tax	2,229	12
Total stockholders’ equity	42,432	45,739
Total liabilities and stockholders’ equity	$459,149	$487,755

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended September 30, 2011 and 2010
(In thousands, except per share amounts and share data)

	2011	2010
Interest income:
First mortgage and other loans	$15,258	$26,777
Mortgage-backed securities	2,999	3,417
Other securities and interest-earning assets	347	253
Total interest income	18,604	30,447

Interest expense:
Deposits	5,669	7,355
Borrowings	256	242
Total interest expense	5,925	7,597

Net interest income before provision for loan losses	12,679	22,850
Provision for loan losses	1,230	42,682
Net interest (loss) income after provision for loan losses	11,449	(19,832)

Non-interest income:
Total loss on OTTI of securities	(8)	(11,589)
Less:
Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-
Net loss on OTTI recognized in earnings	(8)	(11,589)
Banking fees and service charges	413	801
Net gain on sale of loans held-for-sale	182	254
Net (loss) gain on sales of securities available-for-sale	(1,419)	92
Other	483	587
Total non-interest income (loss)	(349)	(9,855)

Non-interest expense:
Compensation and fringe benefits	7,512	7,847
Occupancy and equipment	1,999	1,843
FDIC Insurance	1,151	786
Professional fees	4,348	1,760
Data processing fees	729	668
Foreclosure expenses	284	161
Loan servicing costs	235	207
Appraisal fees	216	142
Other operating expenses	227	148
Other	1,389	1,068
Total non-interest expense	18,090	14,630

(Loss) income before income tax expense	(6,990)	(44,317)
Income tax (benefit) expense	(1,363)	(5,386)
Net (loss) income	$(5,627)	$(38,931)
(Loss) earnings per common share:
Basic	$(0.44)	$(3.08)
Diluted	$(0.44)	$(3.08)
Average common shares outstanding:
Basic	12,647,199	12,626,880
Diluted	12,647,199	12,626,880

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2011 and 2010
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings-Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Shares of the Stock-based Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at October 1, 2009	$135	$43,112	$52,671	$(7,707)	$(2,394)	$(417)	$(3,526)	$81,874

Comprehensive income:
Net loss	--	--	(38,931)	--	--	--	--	(38,931)
Net unrealized loss on securities available-for-sale, net of income tax benefit of $2,317	--	--	--	--	--	--	(3,019)	(3,019)
Loss on impairment of securities available-for- sale, net of income tax benefit of $5,032	--	--	--	--	--	--	6,557	6,557
Total comprehensive loss								(35,393)
Treasury stock purchased (1,410 shares)	--	--	--	(13)	--	--	--	(13)
Allocation of ESOP stock	--	(60)	--	--	159	--	--	99

Stock-based incentive plan expense	--	67	--	--	--	158	--	225
Dividends paid on common stock, $0.29 per share	--	--	(1,053)	--	--	--	--	(1,053)
Balance at September 30, 2010	$135	$43,119	$12,687	$(7,720)	$(2,235)	$(259)	$12	$45,739

Balance at October 1, 2010	$135	$43,119	$12,687	$(7,720)	$(2,235)	$(259)	$12	$45,739

Comprehensive income:
Net loss	--	--	(5,627)	--	--	--	--	(5,627)
Net unrealized gain on securities available-for-sale, net of tax of $1,711	--	--	--	--	--	--	2,217	2,217
Total comprehensive loss								(3,410)
Treasury stock purchased (6,737 shares)	--	--	--	(8)	--	--	--	(8)
Allocation of ESOP stock	--	(143)	--	--	159	--	--	16

Stock-based incentive plan expense	--	(9)	--	--	--	104	--	95

Dividends paid on common stock	--	--	--	--	--	--	--	--
Balance at September 30, 2011	$135	$42,967	$7,060	$(7,728)	$(2,076)	$(155)	$2,229	$42,432

See accompanying notes to consolidated financial statements.

BROOKLYN FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended September 30, 2011 and 2010
(In thousands)

	For the Year Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,627)	$(38,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
ESOP expense	16	118
Stock-based incentive plan expense	95	225
Depreciation and amortization	522	458
Provision for loan losses	1,230	42,682
Income from bank-owned life insurance	(254)	(354)
Gross loss on OTTI recognized in earnings	8	11,589
Amortization of servicing rights	54	76
Accretion of deferred loan fees, net	(833)	(615)
Accretion of discounts, net of amortization of premiums	(32)	(330)
Originations of loans held-for-sale	(4,371)	(7,217)
Proceeds from sales of loans held-for-sale	4,475	7,351
Principal repayments on loans held-for-sale	--	2
Net gain on sales of loans held-for-sale	(104)	(136)
Decrease in accrued interest receivable	918	738
Deferred income tax (benefit) expense	(413)	6,856
Net loss (gain) on sales of securities available-for-sale	1,419	(92)
Decrease (increase) in prepaid expenses and other assets	93	(16,426)
Decrease in accrued expenses and other liabilities	(19)	(2,524)
Net cash (used in) provided by operating activities	(2,823)	3,470
Cash flows from investing activities:
Repayments in excess of loan originations	41,762	9,276
Proceeds from the sale of loan notes	64,080	--
Purchase of loans receivable	--	(1,500)
Principal repayments on mortgage-backed securities held-to-maturity	--	16,319
Principal repayments on mortgage-backed securities available-for-sale	34,500	5,413
Purchases of mortgage-backed securities held-to-maturity	--	(15,699)
Purchases of securities available-for-sale	(136,513)	(20,222)
Proceeds from calls on securities available-for-sale	16,077	9,454
Proceeds from sale of securities available-for-sale	6,000	--
Purchase of certificates of deposit	--	(3,000)
Maturities of certificates of deposit	--	3,000
Net redemptions of FHLB stock	202	579
Increase in cash surrender value of bank-owned life insurance	(14)	(15)
Proceeds from surrender of bank-owned life insurance	10,148	--
Purchases of premises and equipment, net	(159)	(250)
Net cash provided by investing activities	36,083	3,355
Cash flows from financing activities:
(Decrease) increase in deposits	(22,504)	21,336
Net decrease in short term borrowings	(1,500)	(21,500)
Proceeds from long term borrowings	--	5,000
Repayments of long term borrowings	(800)	(300)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(476)	434
Purchase of treasury stock	(8)	(13)
Payment of cash dividend	--	(1,053)
Net cash (used in) provided by financing activities	(25,288)	3,904

Net increase (decrease) in cash and cash equivalents	7,972	10,729
Cash and cash equivalents at beginning of year	14,201	3,472
Cash and cash equivalents at end of period	$22,173	$14,201

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,931	$7,593
Taxes	175	4,622
Other:
Securities held-to-maturity transferred to available-for-sale	--	61,280

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Reorganization and Stock Offering

On April 5, 2005, Brooklyn Federal Savings Bank completed its reorganization into a mutual holding company structure (the “Reorganization”).  As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the “Conversion”).  The Bank became the wholly-owned subsidiary of Brooklyn Federal Bancorp, Inc., a federal corporation, which became the majority-owned subsidiary of BFS Bancorp, MHC (the “Mutual Holding Company”).  The Company issued a total of 13,225,000 common shares on April 5, 2005, consisting of 3,967,500 shares (30%) sold to the public (the “Offering”) and 9,257,500 shares (70%) issued to the Mutual Holding Company.  The gross proceeds from the offering were approximately $39.7 million, less offering costs of approximately $1.8 million.

(2)	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Failure to complete the merger with Investors Bancorp, Inc. or to otherwise comply with the requirements of the Contingency Plan to complete a merger or acquisition would result in the imposition of the Contingency Plan requirement to voluntarily dissolve and would be likely to result in the Bank being placed into receivership by the Office of the Comptroller of the Currency and the loss by the Company of its entire investment in the Bank. These factors give rise to substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

(3)	Nature of Business and Summary of Significant Accounting Policies

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

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Bank’s and the Company’s primary regulators are the OCC and Federal Reserve, respectively.

(a)	Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with GAAP and include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiaries.  The Bank’s wholly-owned subsidiaries are Thrift Investors Service Corporation (“TISCO”), 3D Holding Corp., Inc. and BFS REIT, Inc. (“BFS REIT”).  BFS REIT is a real estate investment trust formed to hold mortgage-related assets. TISCO’s wholly owned subsidiary, BFS Agency, provides insurance services to the customers of the Bank. 3D Holding Corp. Inc. wholly owned subsidiaries Ash Real Estate Holding Corp. and Birch Real Estate Holding Corp. were formed to hold title to certain properties acquired by the Bank through foreclosure. All significant inter-company balances and transactions are eliminated in consolidation.

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

 (f)           Loans Receivable, Net

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

For all classes of loans, interest income is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(g)           Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers other classified loans and non-classified loans and is based on historical loss experience adjusted for current factors.

The general allowance considers historical net charge-offs over a rolling 18-month period by portfolio segment. This historical charge off ratio is then adjusted for qualitative factors including delinquency trend, loss and recovery trend, classified asset trend, non-accrual trend, economic and business conditions and other external factors by portfolio segment.

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis for multi-family, commercial real estate, construction and land loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, adjusted for market conditions, selling expenses and management’s consideration of other factors and events in the environment that may affect the fair value, such as the Bank’s experience with whether appraised values are actually realized, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures, unless they are considered troubled debt restructurings.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

(i)           Bank-Owned and Split-Dollar Life Insurance

The Bank owned life insurance policies on the lives of certain of its officers. The cash surrender value of those policies was previously recorded as an asset and the change in that value was recorded as non-interest income. Death benefit proceeds received in excess of a policy’s cash surrender value are recognized in income upon receipt. The policies were surrendered during fiscal year 2011 for the cash surrender value.  There were no policy loans offset against the cash surrender values or restrictions on the use of the proceeds.

The Bank also had agreements with certain of its officers with respect to split-dollar life insurance policies owned by the officer. The Bank paid the policy premiums and held an assignment of policy proceeds payable at death sufficient to repay all premiums. The amount by which any death benefits exceeded the premiums paid by the Bank would be paid to the beneficiary or beneficiaries designated by the Bank officer. The officers reimbursed the Bank for their portion of the premium paid and the policies were surrendered during 2011.

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

The Company follows FASB guidance which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the Company’s evaluation of the FASB-issued guidance, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended September 30, 2011 and 2010.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.  The Company recognized no interest and penalties during the fiscal years ended September 30, 2011 and 2010.    On December 22, 2009, the New York City Department of Finance commenced an audit for the 2008, 2007 and 2006 fiscal year ends and concluded that no adjustment is necessary pursuant to the audit.

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

(m)           Stock Compensation Plans

The Company follows FASB ASC 718-10 for equity instruments awarded under the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan which became effective on April 11, 2006.  Under FASB-issued guidance, the Company measures the cost of employee services received in exchange for any award of equity instruments based on the grant-date fair value of the award and recognizes that cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  For stock options and similar instruments, grant-date fair value is estimated using option-pricing models adjusted for the unique characteristics of instruments.

(n)           Advertising

The company expenses advertising and marketing costs as incurred.

(o)           Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for ESOP shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the year ended September 30, 2011 and did not include incremental shares related to unvested restricted stock awards.  At September 30, 2011, and there were no incremental shares related to outstanding stock options. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

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

(q)           Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, loans receivable and mortgage-backed securities. Cash and cash equivalents include deposits placed in other financial institutions. At September 30, 2011, the Company had $16.1 million and $4.7 million on deposit with the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, respectively. Securities include concentrations of investments in mortgage-backed securities and to a lesser extent in U.S. Government agency securities and mutual funds.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New York. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the state. Additionally, the Bank’s lending policies limit the amount of credit extended to any single borrower and their related interests thereby limiting the concentration of credit risk to any single borrower.

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

(4)	Enforcement Actions; Going Concern and Merger Agreement

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  However, the events and circumstances described below create substantial doubt about the Company’s ability to continue as a going concern.

The Company recorded net losses of $5.6 million and $38.9 million in fiscal years 2011 and 2010, respectively, for a two year total of $44.5 million. Related to these losses, the Company and the Bank are subject to enforcement actions and other requirements imposed by federal banking regulators. In particular, the Bank is subject to a Cease and Desist Order (the “Bank Order”) issued by the OTS on March 31, 2011 that required, among other things, the Bank to implement an updated business plan to improve the Bank’s core earnings, reduce expenses, maintain an appropriate level of liquidity and achieve profitability. The Bank Order also required that the Bank achieve and maintain a Tier 1 Capital Ratio equal to or greater than 10% and a Total Risk-Based Capital Ratio equal to or greater than 15%, after the funding of its allowance for loan and lease losses, by April 30, 2011. As of April 30, 2011, the Bank did not meet these capital requirements.

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

Related to the implementation of the Contingency Plan, on August 16, 2011, the Company entered into a Merger Agreement by and between (i) Investors Bank, Investors Bancorp and Investors MHC, and (ii) the Bank, the Company and BFS Bancorp, MHC.  The Merger Agreement provides, among other things, that as a result of the merger of the Company into Investors Bancorp, or a newly-formed subsidiary thereof, each outstanding share of the Company’s common stock (other than shares owned by BFS Bancorp, MHC), will be converted into the right to receive $0.80 in cash.  The obligations of the parties to complete the Mergers are subject to various customary conditions, including, among others:  the Merger Agreement and applicable transactions must have been approved by the required vote of the shareholders of the Company and members of BFS Bancorp, MHC; the absence of any law or order prohibiting the closing of the Mergers; receipt of required regulatory approvals; no proceedings shall have been initiated or threatened by the SEC challenging the merger proxy statement; Investors Bancorp must have received an opinion indicating that the Mergers will qualify as tax-free reorganizations within the meaning of the Internal Revenue Code of 1986, as amended; and none of the parties may be subject to any order, decree or injunction of a court or agency that enjoins or prohibits the consummation of the transactions contemplated by the Merger Agreement.

Related to this last condition, the Company is currently a defendant in two class action lawsuits that seek to enjoin the Mergers. The parties to these lawsuits have entered into a Memorandum of Understanding that sets out the terms upon which the parties will enter into a Stipulation of Settlement, which if approved by the Supreme Court of New York, County of Kings, will result in the settlement of the lawsuits and the payment of additional consideration to the shareholders of the Company other than BFS Bancorp, MHC upon consummation of the Mergers. If the proposed settlement is not approved by the court or otherwise is not consummated, and, thereafter, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then such injunction may prevent the Mergers from becoming effective, or from becoming effective within the expected timeframe. Alternatively, if the Merger Agreement and related transactions are not approved by the shareholders of the Company and members of BFS Bancorp, MHC, or close prior to any approval of the settlement, there can be no assurance that the settlement will be approved by the court.

Failure to complete the merger or otherwise comply with the requirements of the Contingency Plan would result in the imposition of the Contingency Plan requirement to voluntarily dissolve and would be likely to result in the Bank being placed into receivership by the Office of the Comptroller of the Currency and the loss by the Company of its entire investment in the Bank. These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

(5)	Securities

Investments in securities available-for-sale at September 30, 2011 and 2010 are summarized as follows:
	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - residential :
Government agency	$19,299	$322	$(1)	$19,620
Government-sponsored enterprises	114,781	3,477	(85)	118,173
Government debentures	10,044	140	-	10,184
US Treasury	3,003	60	-	3,063
Mutual funds	500	28	-	528
Total securities available-for-sale	$147,627	$4,027	$(86)	$151,568

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - residential :
Government agency	$16,522	$217	$(2)	$16,737
Government-sponsored enterprises	24,440	464	(15)	24,889
Private issuers	22,055	680	(1,383)	21,352
Government debentures	2,990	39	-	3,029
Mutual funds	3,079	21	-	3,100
Total securities available-for-sale	$69,086	$1,421	$(1,400)	$69,107

All of the Company’s mortgage-backed securities were acquired by purchase (none resulted from retained interests in loans sold or securitized by the Company). Mortgage-backed securities issued by government-sponsored enterprises at September 30, 2011 consist of (i) Freddie Mac securities with an amortized cost of $32.1 million (compared to $6.9 million at September 30, 2010) and an estimated fair value of $32.7 million (compared to $7.2 million at September 30, 2010), (ii) Fannie Mae securities with an amortized cost of $82.7 million (compared to $17.5 million at September 30, 2010) and an estimated fair value of $85.5 million (compared to $17.7 million at September 30, 2010). Mortgage-backed securities issued by government agencies at September 30, 2011 consist of Ginnie Mae securities with an amortized cost of $19.3 million (compared to $16.5 million at September 30, 2010) and an estimated fair value of $19.6 million (compared to $16.7 million at September 30, 2010). These are the only securities of individual issuers held by the Company with an aggregate book value exceeding 10% of the Company’s equity at September 30, 2011.

The Company recognized total pre-tax OTTI charges of $8,000 for the year ended September 30, 2011(all of which was recognized in earnings in 2011).  The mutual fund investment incurring this impairment was sold in March 2011.  This compared to pre-tax OTTI of $11.6 million for the year ended September 30, 2010, which was recognized in earnings in 2010.  Of this amount, $11.4 million for the year ended September 30 2010, was related to credit loss and was attributable to private issued mortgage-backed securities.  The remaining charge of $0.2 for the year ended September 30 2010 related to our investment in a mutual fund that invested primarily in agency and private label mortgage-backed securities.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	2011	2010
	(In thousands)

Proceeds	$22,077	$9,914
Gross gains	185	164
Gross losses	(1,604)	(71)

At September 30, 2011, the Bank pledged securities of $19.1 million in amortized cost, with an estimated fair value of $19.6 million, as collateral for advances from the Federal Home Loan Bank.

The following table summarizes debt securities available-for-sale at estimated fair value by contractual final maturity as of September 30, 2011.  Actual maturities will differ from contractual final maturity due to scheduled monthly payments and due to borrowers having the right to prepay obligations with or without prepayment penalty.

	Amortized	Estimated
	cost	fair value
	(In thousands)
One year or less	$-	$-
Over one year through five years	3,509	3,585
Over five years through ten years	17,376	17,681
More than ten years	126,242	129,774
Total debt securities available-for-sale	$147,127	$151,040

The following table summarizes securities at September 30, 2011 and 2010 with gross unrealized losses, segregated by the length of time the securities had been in a continuous loss position:

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities - residential
Government agency	$-	$-	$61	$(1)	$61	$(1)
Government-sponsored enterprises	8,195	(78)	392	(7)	8,587	(85)

Total temporarily impaired securities	$8,195	$(78)	$453	$(8)	$8,648	$(86)

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities - residential
Government agency	$73	$(2)	$-	$-	$73	$(2)
Government-sponsored enterprises	2,899	(15)	-	-	2,899	(15)
Private issuers	-	-	5,316	(1,383)	5,316	(1,383)

Total temporarily impaired securities	$2,972	$(17)	$5,316	$(1,383)	$8,288	$(1,400)

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI.  When the Company intends to sell or is required to sell securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.  When the Company does not intend to sell or is required to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date.  For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and determine if any adverse changes in cash flows have occurred.  The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.  As of September 30, 2011, the Company does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis.  The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of September 30, 2011.

The following tables present a roll-forward of the credit loss component of OTTI on securities for which a non-credit component of OTTI was recognized in other comprehensive loss for the years ended September 30, 2011 and 2010.  OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit-impaired debt securities were as follows:

For the year ended September 30, 2011	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2010	$13,440	$13,440	$-
Add: Initial other-than-temporary credit losses	-	-	-
Additional other-than-temporary credit losses	8	8	-
Reduction for previous credit losses realized on securities sold during the period	(13,448)	(13,448)	-
Ending balance as of September 30, 2011	$-	$-	$-

For the year ended September 30, 2010	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Credit Losses recorded in Other Comprehensive Income
	(in thousands)
Beginning balance as of September 30, 2009	$8,085	$2,024	$6,061
Add: Initial other-than-temporary credit losses	4,955	4,179	776
Additional other-than-temporary credit losses	400	7,237	(6,837)
Ending balance as of September 30, 2010	$13,440	$13,440	$-

(6)	Loans, Sales and Syndications

The following is a summary, by type of loans, of the principal balances of whole loans and loan participation interests sold during the years ended September 30, 2011 and 2010.

	2011	2010
	(In thousands)
Mortgage loans:
Multi-family	$-	$7,100
Commercial	-	-
Construction	162	1,541
One- to four-family	4,371	7,215
Total	$4,533	$15,856

The portion of loans retained by the Bank on sales of participation interests during the years ended September 30, 2011 and 2010 were $0.3 million and $8.3 million, respectively.

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

The following is a summary of loan syndication transactions completed during the years ended September 30, 2011 and 2010:

	2011	2010
	(In thousands)

Total loan amounts	$17,797	$73,072
Less portion funded by other lenders	9,342	41,389
Loans receivable recorded by the Bank	$8,455	$31,683

The unpaid principal balances of whole loans and loan participation interests sold by the Bank and serviced for others at September 30, 2011 and 2010 are summarized as follows:

	2011	2010
	(In thousands)
Mortgage loans:
Multi-family	$1,942	$18,775
Commercial	9,102	20,685
Construction	2,236	2,599
One- to four-family	21,510	19,180
Total	$34,790	$61,239

In addition, the Bank serviced syndicated loan balances owned by other lenders totaling $77.1 million and $136.1 million at September 30, 2011and 2010, respectively.  At September 30, 2011 and 2010, the Bank serviced one- to four-family loans involving limited recourse of $15.7 million and $14.2 million, respectively.

(7)	Loans Receivable, Net

The components of the loan portfolio are summarized as follows:
	2011	2010
	(In thousands)
Mortgage loans:
One- to four-family	$82,397	$73,457
Multi-family	36,319	65,209
Commercial	75,996	119,727
Construction	70,144	95,824
Land	15,547	34,084
	280,403	388,301
Consumer and other loans:
Personal loans	159	331
Loans secured by deposit accounts	132	118
	291	449
Total loans receivable	280,694	388,750

Deferred net loan origination fees	(238)	(967)
Allowance for loan losses	(16,853)	(17,941)
Total loans receivable, net	$263,603	$369,842

At September 30, 2011 the Bank pledged $34.1 million in mortgage loans as collateral for borrowings from the Federal Home Loan Bank.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and 2010:

	For the Year Ended September 30, 2011
	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$547	$3,125	$9,484	$1,664	$3,104	$17	$17,941
Charge-offs	(61)	(448)	(695)	(2,339)	(891)	-	(4,434)
Recoveries	7	109	1,292	683	25	-	2,116
Provision for loan losses	446	(67)	(5,124)	6,934	(944)	(15)	1,230
Ending balance	$939	$2,719	$4,957	$6,942	$1,294	$2	$16,853

Ending balance: individually evaluated for impairment	$3	$2,030	$2,117	$6,443	$547	$-	$11,140
Ending balance: collectively evaluated for impairment	936	689	2,840	499	747	2	5,713
Ending balance	$939	$2,719	$4,957	$6,942	$1,294	$2	$16,853

Loans:
Ending balance: individually evaluated for impairment	$1,007	$21,688	$32,649	$61,000	$8,587	$-	$124,931
Ending balance: collectively evaluated for impairment	81,390	14,631	43,347	9,144	6,960	291	155,763
Ending balance	$82,397	$36,319	$75,996	$70,144	$15,547	$291	$280,694

	For the Year Ended September 30, 2010
	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	Land	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$79	$1,682	$5,529	$1,170	$2,268	$22	$10,750
Charge-offs	(216)	(8,741)	(18,035)	(6,644)	(1,853)	(35)	(35,524)
Recoveries	3	30	-	-	-	-	33
Provision for loan losses	681	10,154	21,990	7,138	2,689	30	42,682
Ending balance	$547	$3,125	$9,484	$1,664	$3,104	$17	$17,941

Ending balance: individually evaluated for impairment	$-	$-	$1,081	$-	$6	$-	$1,087
Ending balance: collectively evaluated for impairment	547	3,125	8,403	1,664	3,098	17	16,854
Ending balance	$547	$3,125	$9,484	$1,664	$3,104	$17	$17,941

Loans:
Ending balance: individually evaluated for impairment	$-	$31,380	$52,560	$24,660	$16,375	$-	$124,975
Ending balance: collectively evaluated for impairment	73,457	33,829	67,167	71,164	17,709	449	263,775
Ending balance	$73,457	$65,209	$119,727	$95,824	$34,084	$449	$388,750

The principal balance of non-accrual loans were as follows:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2011	2010	2011	2010
	(In thousands)		(In thousands)
One- to four-family residential mortgage loans	$1,007	$-	$-	$-
Multi-family loans	21,688	23,956	-	1,365
Commercial real estate loans	25,127	34,948	-	3,713
Construction Loans	61,000	7,890	-	6,615
Land	6,035	5,109	-	2,628
Total	$114,857	$71,903	$-	$14,321

The following table presents an aging analysis of the recorded investment of past due loans receivable as of September 30, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
One-to-Four Family	$442	$-	$1,007	$1,449	$80,948	$82,397
Multi-Family	-	-	21,688	21,688	14,631	36,319
Commercial Real Estate	323	-	25,127	25,450	50,546	75,996
Construction	-	-	61,000	61,000	9,144	70,144
Land	-	-	6,035	6,035	9,512	15,547
Consumer and Other	6	-	-	6	285	291
	$771	$-	$114,857	$115,628	$165,066	$280,694

The following table presents the recorded investment and unpaid principal balances for impaired loans with the associated specific allowance amount, if applicable. Management determined the specific allowance based on the current fair value of the collateral, less selling costs (dollars in thousands):

	As of and for the year ended September 30, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
Loans without a specific valuation allowance:
One-to-Four Family	$1,014	$953		$984	$-
Multi-Family	13,123	11,454		11,454	-
Commercial Real Estate	26,326	19,877		19,883	-
Construction	25,949	23,911		23,911	-
Land	5,061	5,061		5,062	-
Consumer and Other	-	-		-

Loans with a specific valuation allowance:
One-to-Four Family	54	54	$3	54	2
Multi-Family	11,341	10,234	2,030	10,458	-
Commercial Real Estate	16,041	12,772	2,117	13,114	6
Construction	38,736	37,089	6,443	37,913	-
Land	4,841	3,526	547	3,641	-
Consumer and Other	-	-	-	-	-

Total:
One-to-Four Family	1,068	1,007	3	1,038	2
Multi-Family	24,464	21,688	2,030	21,912	-
Commercial Real Estate	42,367	32,649	2,117	32,997	6
Construction	64,685	61,000	6,443	61,824	-
Land	9,902	8,587	547	8,703	-
Consumer and Other	-	-	-	-	-
Total impaired loans	$142,486	$124,931	$11,140	$126,474	$8

	As of and for the year ended September 30, 2010
	Unpaid
	Principal	Recorded	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
One-to-Four Family	$-	$-
Multi-Family	38,903	31,380
Commercial Real Estate	64,191	47,146
Construction	25,726	24,660
Land	22,582	15,938
Consumer and Other	-	-

Loans with a specific valuation allowance:
One-to-Four Family	-	-	$-
Multi-Family	-	-	-
Commercial Real Estate	5,414	5,414	1,081
Construction	-	-	-
Land	437	437	6
Consumer and Other	-	-	-

Total:
One-to-Four Family	-	-	-
Multi-Family	38,903	31,380	-
Commercial Real Estate	69,605	52,560	1,081
Construction	25,726	24,660	-
Land	23,019	16,375	6
Consumer and Other	-	-	-
Total impaired loans	$157,253	$124,975	$1,087

 Interest income on impaired loans was $8 thousand at September 30, 2011 compared to $38 thousand at September 30, 2010.  The Company’s average recorded investment in impaired loans was $126.5 million during the year ended September 30, 2011 compared to $95.3 million during the year ended September 30, 2010.

Troubled Debt Restructurings:

The Company has allocated $0.2 million and $46,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and 2010.  The Company is not committed to lend additional amounts as of September 30, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving an extension of the maturity date were for one year.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Trouble Debt Restructurings:
One- to four-family residential mortgage loans	-	$-	$-
Multi-family loans	-	-	-
Commercial real estate loans	-	-	-
Construction Loans	1	6,587	6,587
Land	1	623	623
Total	2	$7,210	$7,210

The troubled debt restructurings described did not increase the allowance for loan losses or resulted in charge offs during the period ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2011:

	Number of Loans	Recorded Investment
Trouble Debt Restructurings:
One- to four-family residential mortgage loans	-	$-
Multi-family loans	1	6,216
Commercial real estate loans	-	-
Construction Loans	2	7,474
Land	2	1,517
Total	5	$15,207

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in charge offs during the period ending September 30, 2011.

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $7.8 million. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2011
	One-to-	Multi-	Commercial			Consumer
	Four Family	Family	Real Estate	Construction	Land	and Other	Total
Credit Risk by Internally Assigned Rating:
Pass	$81,343	$14,269	$37,912	$1,738	$3,435	$291	$138,988
Special Mention	47	362	5,435	7,406	3,525	-	16,775
Substandard	1,007	21,688	28,937	61,000	8,587	-	121,219
Doubtful	-	-	3,712	-	-	-	3,712
	$82,397	$36,319	$75,996	$70,144	$15,547	$291	$280,694

(8)	Premises and Equipment

Premises and equipment at September 30, 2011 and 2010 is summarized as follows:

	2011	2010

Land	$115	$115
Buildings and improvements	1,671	1,642
Leasehold improvements	2,291	2,292
Furnishings and equipment	858	782
Construction in progress	-	-
	$4,935	$4,831

Less accumulated depreciation	3,476	3,009
	$1,459	$1,822

The Company wrote off $54,000 of fully depreciated assets during the year ended September 30, 2011. Depreciation expense was $0.5 million and $0.4 for the years ended September 30, 2011 and 2010.

(9)	Accrued Interest Receivable

Accrued interest receivable at September 30, 2011 and 2010 is summarized as follows:

	2011	2010
	(In thousands)

First mortgage and other loans	$698	$1,847
Mortgage-backed securities	383	203
Other securities and interest-earning assets	62	11
	$1,143	$2,061

(10)	Deposits

Scheduled maturities of certificates of deposit at September 30, 2011 and 2010 are summarized as follows:

	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Within one year	$145,164	61.27%	$149,219	59.08%
After one but within two years	35,439	14.96%	42,017	16.64%
After two but within three years	20,271	8.56%	20,355	8.06%
After three but within four years	26,218	11.07%	14,858	5.88%
After four years	9,844	4.15%	26,124	10.34%
	$236,936	100.00%	$252,573	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $87.2 million and $86.2 million at September 30, 2011 and 2010, respectively.  In prior years, the FDIC generally insured deposit amounts up to $100,000, as defined in the applicable regulations.  The maximum deposit insurance amount has since been permanently increased from $100,000 to $250,000.

The Bank does not accept brokered deposits.

(11)	Borrowings

The Bank’s borrowings at September 30, 2011 and 2010 consist of Federal Home Loan Bank advances with interest rates and maturity dates as summarized below.  None of these advances are callable by the Federal Home Loan Bank prior to maturity.

As a member of the Federal Home Loan Bank, the Bank may have outstanding Federal Home Loan Bank borrowings of up to approximately $52.6 million and $62.4 million at September 30, 2011 and 2010, respectively, in a combination of term advances and overnight funds. The Bank’s unused Federal Home Loan Bank borrowing capacity was approximately $42.9 million and $52.9 million at September 30, 2011 and 2010, respectively.

Borrowings are secured by the Bank’s investment in Federal Home Loan Bank stock and by a security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged.

	2011			2010
	Principal	Rate	Maturity	Principal	Rate	Maturity
	(Dollars in thousands)			(Dollars in thousands)

	$-	0.00%		$1,500	0.41%	10/1/2010

Short-term	0	0.00%		1,500	0.41%

	500	2.36%	8/20/2012	500	1.64%	7/25/2011
	500	2.27%	8/22/2012	300	4.67%	8/30/2011
	200	4.71%	8/30/2012	500	2.36%	8/20/2012
	1,000	2.14%	3/25/2013	500	2.27%	8/22/2012
	1,000	2.94%	5/14/2013	200	4.71%	8/30/2012
	1,000	2.73%	3/24/2014	1,000	2.14%	3/25/2013
	1,000	3.20%	6/18/2014	1,000	2.94%	5/14/2013
	1,000	3.02%	10/8/2014	1,000	2.73%	3/24/2014
	1,000	3.05%	12/16/2014	1,000	3.20%	6/18/2014
	1,000	3.20%	3/24/2015	1,000	3.02%	10/8/2014
				1,000	3.05%	12/16/2014
				1,000	3.20%	3/24/2015

Long-term	8,200	2.87%		9,000	2.86%
Total	$8,200			$10,500

(12)	Federal, State, and Local Taxes

The Company’s provision (benefit) for income taxes included in the consolidated statements of operations for the years ended September 30, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Current tax (benefit) expense:
Federal	$(1,037)	$(10,452)
State and local	87	115
Total current tax (benefit) expense	(950)	(10,337)

Deferred tax (benefit) expense:
Federal	143	2,257
State and local	(556)	2,694
Total deferred tax (benefit) expense	(413)	4,951

Total provision for income taxes	$(1,363)	$(5,386)

The reconciliation of the Company’s U.S. statutory rate to the Company’s effective tax rate for the years ended September 30, 2011 and 2010 is as follows:

	2011	2010

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefits	9.3%	9.8%
Bank Owned Life Insurance	-13.1%	0.3%
Valuation Allowance	-11.1%	-32.7%
Other	0.4%	0.8%
Effective tax rate	19.5%	12.2%

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

The Company has no uncertain tax positions.  The Company and its subsidiaries are subject to U.S. Federal, New York State and New York City income taxation.  The Company is no longer subject to examination by taxing authorities for years before September 30, 2008. The Company’s Federal carry-back claim for losses incurred in fiscal year 2010 is currently under review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,393	$7,791
Supplemental retirement plan	406	364
Employee benefits	18	21
Stock-based incentive plan	765	697
Other than temporary impairment	1,037	1,023
Non-accrual interest	3,464	2,405
Net operating loss carryforward	4,134	3,205
Depreciation	930	812
Other	197	169
Total deferred tax assets	18,344	16,487

Deferred tax liabilities:
Deferred loan costs	(301)	(258)
Deferred REIT income	(1,060)	(377)
Net unrealized gain on securities	(1,712)	(9)
Total deferred tax liabilities	(3,073)	(644)

Valuation Allowance	(15,271)	(14,508)
Net deferred tax assets (included in other assets)	$-	$1,335

The Company’s  ability to utilize the deferred tax asset generated by the allowance for loan losses, as well as other deferred tax assets, depends on its ability to generate sufficient taxable income and its ability to recover taxes paid in prior years through statutory loss carryback provisions.  Since the Company cannot demonstrate the ability to generate sufficient taxable income in the near future, a valuation allowance against the net deferred tax assets of $15.3 million has been established at September 30, 2011.  At September 30, 2010 the valuation allowance was initially established for $14.5 million.

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

The Company has Federal, New York State and New York City net operating losses. These losses can be carried forward for 20 years to offset future taxable income. The amount of the Federal loss is $0.9 million and will expire in 2031. The amount of the New York State and New York City net operating losses are $40.5 million.  The net operating losses will begin to expire in 2030.

The Company’s base-year tax bad debt reserves totaled $1.6 million for Federal and State tax purposes at September 30, 2011 and 2010. Deferred tax liabilities have not been recognized with respect to these reserves, since the Company does not expect that these amounts will become taxable in the foreseeable future. The base-year reserves are subject to recapture if the Company makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to engage in the business of banking.  The unrecognized deferred tax liabilities with respect to the Company’s base-year reserves totaled approximately $0.8 million at both September 30, 2011 and 2010.

(13)	Defined Contribution Plan and Supplemental Executive Retirement Plan

The Company has a non-contributory defined contribution plan, which covers all employees with a minimum of two years of service who are at least 21 years of age. The Company recorded pension expenses of $53,000 and $205,000 for the years ended September 30, 2011 and 2010, respectively.  Contributions are made annually for each employee based upon a fixed percentage of compensation and were $255,000 and $261,000 for the years ended September 30, 2011 and 2010, respectively.

The Company has also established a Supplemental Executive Retirement Plan, which is a non-qualified plan providing certain executives with supplemental retirement benefits.  The periodic pension expense for the supplemental plan amounted to $35,000 and $260,000 for the years ended September 30, 2011 and 2010, respectively.  The accrued liability on the supplemental plan was $0.9 million and $0.8 million at September 30, 2011 and 2010, respectively, all of which is unfunded.

(14)	Employee Stock Ownership Plan

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

ESOP expense was $16,000 and $118,000 for the years ended September 30, 2011 and 2010, respectively.  At September 30, 2011, 11,903 shares have been committed to be released for allocation and 97,865 shares have been allocated.  The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity (207,632 shares with a cost of approximately $2,076,320 and fair value of approximately $159,877 at September 30, 2011).

(15)	Stock-Based Incentive Plan

The Company has a stock-based incentive plan that consists of: stock options and restricted stock awards. At the annual meeting held on April 11, 2006, stockholders of the Company approved the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan. The plan authorizes the award of up to 648,025 shares as stock options and 259,210 shares as restricted stock awards. As of September 30, 2011, there are 182,706 stock options and 11,222 restricted stock awards available for grant under the plan. The Company adopted FASB-issued guidance upon approval of the Plan, and began to expense the fair value of all options over their vesting periods and began to expense the fair value of all restricted stock grants over the requisite vesting periods.

Employee options and non-employee director options generally vest over a seven-year service period, except in cases where retirement qualifications come into effect, which accelerates the vesting upon granting. Management estimated the fair values relating to all of the fiscal year 2007 option grants using the Black-Sholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Management estimated the expected life of the options assuming that it must be more than the vesting period, and no greater than the contractual life, ten years, in conjunction with an evaluation of the grantees’ ages and lengths of service. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the vesting life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite vesting and service period of the awards. There were no options granted during the years ended September 30, 2011 and 2010.

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s stock-based incentive plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite vesting or service period of five years. There were no restricted stock awards granted during the years ended September 30, 2011 and 2010.

During the years ended September 30, 2011 and 2010, the Company recorded $95,000 and $225,000 of stock-based incentive compensation expense, comprised of stock option expense of $9,000 and $67,000 and $104,000 and $158,000 of restricted stock expense, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(In thousands, except per share amounts)

Outstanding at September 30, 2010	587	$13.37
Granted	-	$-
Exercised	-	$-
Forfeited	(122)	$13.46

Outstanding at September 30, 2011	465	$13.35	2.5 years	$-

Exercisable at September 30, 2011	431	$13.34	2.5 years	$-

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. As of September 30, 2011, the Company has 601,603 shares of treasury stock.

Expected future compensation expense relating to the 44,344 un-exercisable options outstanding as of September 30, 2011 is approximately $112,217 over a weighted average period of 2.5 years.  As of September 30, 2011, there were 182,706 shares remaining available for future option grants under the plan.

The following is a summary of the status of the Company’s restricted share awards as of September 30, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)

Non-vested at September 30, 2010	23	$13.51
Granted	-	$-
Vested	(11)	$13.44
Forfeited	(8)	$13.66

Non-vested at September 30, 2011	4	$13.45

Expected future compensation expense relating to the 4,400 non-vested restricted shares at September 30, 2011 is $20,000 over a weighted average period of 0.4 years. As of September 30, 2011, there were 11,222 shares remaining available for future restricted stock grants under the plan.

(16)	Regulatory Capital

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

On March 31, 2011, the OTS issued a Cease and Desist Order to the Bank, which imposes, among other things, certain minimum capital ratio requirements.  The Bank agreed to achieve and maintain a Tier 1 Capital Ratio of at least 10% and a Total Risk-Based Capital Ratio of at least 15% after the funding of its allowance for loan and lease losses by April 30, 2011.  The Bank did not meet these capital targets by the prescribed deadline and, as long as the Bank Order remains in effect, the Bank cannot be considered “well capitalized” for bank regulatory purposes.  See Note 4 for additional requirements pertaining to the Bank Order.  At September 30, 2011, the Bank continued to meet the regulatory criteria to be considered “adequately capitalized” bank regulatory purposes.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For capital adequacy purposes		To meet capital requirements under Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2011:
Total risk-based capital (to risk weighted assets)	$39,451	13.5%	$23,400	8.0%	$43,875	15.0%
Tier I risk-based capital (to risk weighted assets)	35,653	12.2%	11,700	4.0%	N/A	N/A
Tangible capital (to tangible assets)	35,653	7.8%	6,846	1.5%	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	35,653	7.8%	13,692	3.0%	45,640	10.0%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2010:
Total risk-based capital (to risk weighted assets)	$45,912	10.9%	$33,603	8.0%	$42,004	10.0%
Tier I risk-based capital (to risk weighted assets)	39,094	9.3%	16,802	4.0%	25,202	6.0%
Tangible capital (to tangible assets)	39,094	8.0%	7,289	1.5%	N/A	N/A
Tier I leverage (core) capital (to adjusted tangible assets)	39,094	8.0%	14,577	3.0%	24,295	5.0%

Dividends

When the Company pays dividends to its minority stockholders, it is also required to pay dividends to BFS Bancorp, MHC, unless BFS Bancorp, MHC elects to waive the receipt of dividends.  Any decision to waive dividends will be subject to regulatory approval.  Under Federal Reserve regulations, public stockholders would not be diluted for any dividends waived by BFS Bancorp, MHC in the event that BFS Bancorp, MHC converts to stock form. The cumulative amount of dividends waived by BFS Bancorp, MHC through September 30, 2011 was $10.0 million.  The amount of dividends waived by BFS Bancorp, MHC for fiscal year 2010 was $2.7 million. No waiver was required for fiscal year 2011 as the Company did not pay any dividends. The dividends waived are considered as a restriction on the retained earnings of the Company.

Dividends from the Company depend, in part, upon receipt of dividends from the Bank, because the Company presently has no source of income other than dividends from the Bank, earnings from the investment of offering proceeds it retained and interest on the Company’s loan to the employee stock ownership plan. Federal Reserve and OCC regulations impose limitations on “capital distributions” by savings institutions such as the Bank. The Bank agreed with the OTS that dividends will not be declared without prior regulatory approval, and therefore must seek the approval of the OCC prior to making such distribution pursuant to the Bank Order and OCC regulations.

(17)	Commitments and Contingencies

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

Lease Commitments

At September 30, 2011, the Bank was obligated under non-cancelable operating leases on property used for banking purposes. These leases contain escalation clauses, which provide for minimum annual rental payments and payment of real estate taxes and other occupancy expense, that may be increased based upon increases in real estate taxes and in the other occupancy expenses. Rental expense was $743,000 and $718,000 for the years ended September 30, 2011 and 2010, respectively.

The projected minimum rental payments by fiscal year under the terms of the leases at September 30, 2011 are approximately as follows:

Year	Amount
(In thousands)
2012	$566
2013	521
2014	494
2015	434
2016	442
Thereafter	2,491
$4,948

Loan Commitments

At September 30, 2011 and 2010, outstanding commitments made by the Bank for commercial and residential mortgages, undisbursed construction loans, and home equity lines of credit approximated $24.4 million and $54.3 million, respectively. The commitments at September 30, 2011 consisted of adjustable or variable rate commitments. The adjustable or variable rate commitments carry interest rates ranging from 2.25% to 10.00%.  At September 30, 2011 there were no commitments to sell whole loans and the Bank had no standby letters of credit.

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

(18)	Related Party Transactions

As of September 30, 2011 and 2010, the Bank had approximately $0.1 million, at both dates, of mortgage loans to its officers and related parties, with an interest rate of 5.0% at September 30, 2011 and 2010. There were no new loans or advances during the year ended September 30, 2011, and the remaining loan will mature within 7 years.

(19)	Fair Value Disclosures

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at September 30, 2011 and 2010 are as follows (in thousands):

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2011	Assets	Inputs	Inputs
Mortgage-backed securities - residential:
Government agency	$19,620	$--	$19,620	$--
Government-sponsored enterprises	118,173	--	118,173	--
Government debentures	10,184	10,184	--	--
US Treasury	3,063	3,063	--	--
Mutual funds	528	528	--	--
Total securities available-for-sale	$151,568	$13,775	$137,793	$--

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
Mortgage-backed securities - residential:
Government agency	$16,737	$--	$16,737	$--
Government-sponsored enterprises	24,889	--	24,889	--
Private issuers	21,352	--	21,352	--
Government debentures	3,029	3,029	--	--
Mutual funds	3,100	3,100	--	--
Total securities available-for-sale	$69,107	$6,129	$62,978	$--

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy as reported on the consolidated statement of financial condition at September 30, 2011 and 2010 is as follows (in thousands):

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2011	Assets	Inputs	Inputs
Impaired loans	$113,791	$--	$--	$113,791

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	September 30, 2010	Assets	Inputs	Inputs
Impaired loans	$123,888	$--	$--	$123,888

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $124.9 million, with a valuation allowance of $11.1 million at September 30, 2011, resulting in an additional provision for loan losses of $10.0 million for the year ended September 30, 2011.  At September 30, 2010, impaired loans had a principal balance of $125.0 million, with a valuation allowance of $1.1 million, resulting in an additional provision for loan losses of $1.1 million for the year ended September 30, 2010.

The following valuation techniques were used to measure fair value of assets in the tables above:

Securities available-for-sale – The fair value of the securities available-for-sale, which includes mortgage-backed securities, was obtained either through a primary broker/dealer or other third party provider from readily available price quotes as of September 30, 2011 (Level 1) or by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

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

The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)

Financial assets:
Cash and due from banks	$22,173	$22,173	$14,201	$14,201
Securities available-for-sale	151,568	151,568	69,107	69,107
Securities held-to-maturity	-	-	-	-
Loans receivable, net	263,603	264,977	369,842	369,750
FHLB stock	1,601	N/A	1,803	N/A
Accrued interest receivable	1,143	1,143	2,061	2,061

Financial liabilities:
Deposits	400,902	406,144	423,406	428,667
Borrowings	8,200	8,582	10,500	10,936
Accrued interest payable	22	22	28	28

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from banks, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and less the allowance for loan losses.  Fair value of borrowings is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

(20)	(Loss) Earnings Per Common Share

The following is a summary of the calculation of (loss) earnings per share (EPS) (dollars in thousands):

	Years Ended September 30,
	2011	2010

Net (loss) income	$(5,627)	$(38,931)
Weighted average common shares outstanding for computation of basic EPS	12,647,199	12,626,880
Dilutive common-equivalent shares	--	--
Weighted average common shares for computation of diluted EPS	12,647,199	12,626,880

(Loss) earnings per common share:
Basic	$(0.44)	$(3.08)
Diluted	$(0.44)	$(3.08)

For the year ended September 30, 2011 no potentially dilutive shares represented by restricted share awards and stock options were included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had a net loss.

(21)	Impact of Accounting Standards and Interpretations

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. These new disclosure requirements were adopted by the Company during the first quarter of fiscal year 2011, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 and will apply to the Company beginning October 1, 2011. With respect to the portions of this ASU that have been adopted by the Company, adoption did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

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

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. This ASU was adopted during the fourth quarter of fiscal year 2011 and did not have a material effect on the Company’s results of operations or financial condition.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

(22)	Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition and related condensed statements of income and cash flows as of September 30, 2011 and 2010:

	2011	2010
	(In thousands)
Condensed Statements of Financial Condition
Assets:
Cash	$1,579	$2,602
Loans receivable from ESOP	2,479	2,641
Investment in Brooklyn Federal Savings Bank	37,909	40,443
Other investments	100	100
Accrued interest receivable	61	79
Other assets	366	374
Total assets	$42,494	$46,239

Liabilities	$62	$500
Stockholders’ equity	42,432	45,739
Total liabilities and stockholders’ equity	$42,494	$46,239

	2011	2010
	(In thousands)
Condensed Statements of Income
Interest income	$81	$88
Non-interest expense	944	1,431
Income tax expense (benefit)	(3)	276
Loss before equity in undistributed earnings of subsidiary	(860)	(1,619)
Equity in undistributed earnings of Brooklyn Federal Savings Bank	(4,767)	(37,312)
Net loss	$(5,627)	$(38,931)

	2011	2010
	(In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net loss:	$(5,627)	$(38,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed (losses) earnings of the Bank	4,767	37,312
Stock-based incentive plan	95	207
Decrease in accrued interest receivable	18	22
(Increase) decrease in other assets	8	858
(Decrease) increase in other liabilities	(438)	(521)
Net cash (used in) provided by operating activities	(1,177)	(1,053)

Cash flows from investing activities:
Repayment on ESOP loan	162	127
Net cash provided by investing activities	162	127

Cash flows from financing activities:
Purchase of treasury stock	(8)	(13)
Payment of cash dividend	-	(1,053)
Net cash used in financing activities	(8)	(1,066)

Net decrease in cash	(1,023)	(1,992)
Cash at beginning of period	2,602	4,594
Cash at end of period	$1,579	$2,602

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

During fiscal year 2011 and in connection with the completion and audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2010, management, together with Crowe Horwath, identified certain miscalculations in its allowance for loan losses during and between fiscal year 2010 quarterly periods and Crowe Horwath identified a material weakness associated with the procedures for determining the allowance for loan losses.  The miscalculations resulted from delays in the provision of updated appraisal information to the Company’s accounting personnel after new appraisals were secured, ultimately delaying the completion of impairment testing and, at times, delaying the recognition of partial loan charge-offs until subsequent periods, which is the base factor in the calculation of the allowance for loan losses.  Control procedures in place for reviewing the Company’s methodology for determining the allowance for loan losses did not timely identify the miscalculations, and as such, the Company did not have adequately designed procedures.

As a result, during the third quarter of fiscal year 2011, management initiated changes to its appraisal review procedures to remediate the material weakness identified and to enhance our internal control over financial reporting.   Specifically, management initiated procedures that require the results of appraisals to be provided to the Company’s internal accounting staff and any related impairment testing conducted immediately upon receipt of new appraisals, subject to updating for any additional information identified following full review of the appraisals.  However, a sufficient amount of time has not passed to determine whether the material weakness has been fully remediated.  Therefore, our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls of procedures as of the end of the period covered by this report, have concluded that such controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the Evaluation Date, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon management’s assessment, with input from our independent registered public accounting firm, and as a result of the material weakness discussed above, management concluded that the Company’s internal control over financial reporting as of September 30, 2011 is not effective using these criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to SEC rules that permit smaller reporting companies to provide only management’s report in this annual report.

(c)	Changes in Internal Controls over Financial Reporting.

There were no significant changes made in our internal controls during the quarter ended September 30, 2011, or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information

None.

PART III.

Item  10.                Directors, Executive Officers and Corporate Governance

The information relating to directors and executive officers of the Company is incorporated herein by reference to Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item  11.                Executive Compensation

The information relating to executive compensation is incorporated herein by reference to Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item  12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item  13.                Certain Relationships and Related Transactions, and Director Independence

The information relating to directors certain relationships and related transactions is incorporated herein by reference to Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item   14.               Principal Accounting Fees and Services

The information relating to accounting fees and services is incorporated herein by reference to Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV.

Item 15.                 Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K is as follows:

(a)(1)      Financial Statements

●	Reports of Independent Registered Public Accounting Firms

●	Consolidated Statements of Financial Condition, September 30, 2011 and 2010

●	Consolidated Statements of Operations, Years Ended September 30, 2011 and 2010

●	Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2011 and 2010

●	Consolidated Statements of Cash Flows, Years Ended September 30, 2011 and 2010

●	Notes to Consolidated Financial Statements

(a)(2)      Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)       Exhibits

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Brooklyn Federal Bancorp, Inc.**

4.1	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

10.1	Cease and Desist Order Issued By the OTS on March 31, 2011 to Brooklyn Savings Bank

10.2	Cease and Desist Order Issued By the OTS on March 31, 2011 to BFS Bancorp, MHC and Brooklyn Federal Bancorp, Inc. ******

10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty***

10.4	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.5	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.6	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan*****

21	Subsidiaries of the Registrant*

23.1	Consent of Crowe Horwath LLP

23.2	Consent of Parente Beard LLC********

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Non-Renewal Notice of Employment Agreement by and between the Bank, the Company, and each of Richard A. Kielty, Marilyn Alberici, Marc Leno and Ralph Walther, dated November 28, 2009.*******

101
Interactive Data File: (i) Consolidated Statements of Financial Condition as of September 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.********

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
********
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BROOKLYN FEDERAL BANCORP, INC.

By:	/s/ Gregg J. Wagner
Gregg J. Wagner
President and Chief Executive Officer
(Duly Authorized Representative)

Signatures	Title	Date

s/ Gregg J. Wagner	President, Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2011
Gregg J. Wagner

/s/ Michael A. Trinidad	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Michael A. Trinidad		December 16, 2011

/s/ Daniel O. Reich	Chairman	December 16, 2011
Daniel O. Reich

/s/ Angelo J. Di Lorenzo	Vice Chairman	December 16, 2011
Angelo J. Di Lorenzo

/s/ Mark Hughes	Director	December 16, 2011
Mark Hughes

/s/ Arthur R. Williams	Director	December 16, 2011
Arthur R. Williams

/s/ Rebecca Northey	Director	December 16, 2011
Rebecca Northey

/s/ Richard A. Kielty	Director	December 16, 2011
Richard A. Kielty

EXHIBIT INDEX

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Brooklyn Federal Bancorp, Inc.**

4.2	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

10.1	Cease and Desist Order Issued By the OTS on March 31, 2011 to Brooklyn Savings Bank ******

10.2	Cease and Desist Order Issued By the OTS on March 31, 2011 to BFS Bancorp, MHC and Brooklyn Federal Bancorp, Inc. ******

10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty***

10.4	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.5	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.6	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan*****

21	Subsidiaries of the Registrant*

23.1	Consent of Crowe Horwath LLP

23.2	Consent of Parente Beard LLC********

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Non-Renewal Notice of Employment Agreement by and between the Bank, the Company, and each of Richard A. Kielty, Marilyn Alberici, Marc Leno and Ralph Walther, dated November 28, 2009.*******

101
Interactive Data File: (i) Consolidated Statements of Financial Condition as of September 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.********

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
********
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.