Form 10-K/A
period 2011-09-30
Brooklyn Federal Bancorp, Inc.
filed 2012-01-06
CIK 1310313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011; OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Commission File Number:   000-51208

BROOKLYN FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Federal	20-2659598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Court Street, Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE

    This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Brooklyn Federal Bancorp, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 that was originally filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2011 (the “Original Form 10-K” and collectively with Amendment No. 1, this “Form 10-K”).

    This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K and to correct a typo in Exhibit 23.1 and other typographical errors contained in the exhibit list.  Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after December 19, 2011 which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.  Capitalized terms used herein shall have the meanings ascribed to them in the Original Form 10-K unless otherwise defined.

PART III.

INFORMATION ABOUT THE COMPANY’S BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

    The Company’s Board of Directors consists of six members and is divided into three classes, with one class of directors elected each year.  Directors of the Company are generally elected to serve for a three-year period and until their respective successors have been elected and qualified.

Name	Age(1)	Positions with Company	Director Since(2)	Current Term to Expire

Daniel O. Reich	79	Chairman of the Board of Directors	1985	2014
Rebecca Northey(3)	63	Director	2010	2014
Gregg J. Wagner(4)	51	President and Chief Executive Officer and Director	2011	2013
Angelo J. Di Lorenzo	70	Vice Chairman	1976	2012
Arthur R. Williams	57	Director	2007	2012
Richard A. Kielty	64	Director	2009	2012

(1)	As of September 30, 2011.
(2)	Reflects initial appointment to the board of directors of the mutual predecessor to the Bank, if applicable.
(3)
Ms. Northey was appointed to the boards of directors of the Company, the Bank and Brooklyn MHC on November 9, 2010, prior to which Ms. Northey had been an advisory, non-voting director of the Bank since December 2009.

(4)
Mr. Wagner was appointed to the boards of directors of the Company, the Bank and Brooklyn MHC on June 6, 2011.  Mr. Wagner has served as President and Chief Executive Officer of the Company, the Bank and Brooklyn MHC since May 23, 2011.

Director Biographical Information

    The biographies of each of the members of the Board of Directors below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director.  The principal occupation during the past five years of each director of the Company is set forth below.  All such persons have held their present positions for five years unless otherwise stated.  Each director is also a director of the Bank.

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

    Rebecca Northey.  Ms. Northey is a partner at the law firm of Menaker & Herrmann LLP, New York, New York, a position she has held since April 1, 2010, where her practice concentrates in the fields of employment law and commercial and civil rights litigation.  She was Of Counsel to Menaker & Herrmann LLP from 2007 through March 31, 2010.  Prior to that, she was a partner in the law firm of Mussman & Northey from 1996 through 2006.  The Board of Directors values Ms. Northey’s legal training, depth of experience in employment related matters and knowledge of corporate governance issues, which make her an invaluable member of the Board of Directors.

    Angelo J. Di Lorenzo. Mr. Di Lorenzo retired as an executive officer from the Bank and the Company, effective January 2, 2009.  Mr. Di Lorenzo served as Chief Executive Officer of the Bank from 1972 to January 2, 2009. Mr. Di Lorenzo has served as a director since 1976.  Mr. Di Lorenzo possesses a far-ranging depth of experience in the financial services industry.  His extensive knowledge of the industry and strong leadership skills provide the Company and the Bank with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment.

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

    Richard A. Kielty.  Mr. Kielty is currently on the Board of Directors and previously served as an employee of the Bank since 1970, and became President and Chief Operating Officer effective January 1, 2008. Prior to that, he served as Chief Financial Officer since 2002. Effective January 2, 2009, Mr. Kielty became President and Chief Executive Officer, serving until his resignation in May 2011.  We believe that Mr. Kielty’s extensive experience with the Bank and knowledge of its operations bring invaluable insight and guidance.

    Gregg J. Wagner.  Effective June 6, 2011, Mr. Wagner was appointed to the Board of Directors of the Company and the Bank’s board of directors.  He became President and Chief Executive Officer of the Company and the Bank, effective May 23, 2011.  He is a Certified Public Accountant with 29 years of community banking experience. From 2008 through 2010, Mr. Wagner was President and Chief Executive Officer of Allegiance Bank of North America, located in Bala Cynwyd, Pennsylvania. From 2007 through 2008, Mr. Wagner was Chief Financial Officer at Royal Bank of America, Narberth, Pennsylvania. From 1994 through 2006, Mr. Wagner was employed as an executive officer of Harleysville National Corporation and served as President and Chief Executive Officer from 2005 through 2006. The Board of Directors believes that Mr. Wagner’s far-ranging depth of experience in the banking industry, as well as his strong financial analysis and organizational skills, make him an excellent candidate as a Director, as well as in his current leadership positions as President and Chief Executive Officer of the Company and the Bank.  Mr. Wagner’s extensive knowledge of the industry provides the Company and the Bank with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment.

Executive Officers Who Are Not Directors

    Our Board of Directors has the authority to appoint our officers.  Each officer will hold office for such a term as may be prescribed by the Board of Directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

    Michael A. Trinidad. Mr. Trinidad, age 54, was hired in April 2009 as the Vice President and Controller and became Vice President and Chief Financial Officer in March 2010 and became Senior Vice President and Chief Financial Officer in May 2011.

    Joanne Gallo.  Ms. Gallo age 60, became Vice President and Chief Credit Officer in November 2010 and became Senior Vice President and Chief Credit Officer in May 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

    The Company’s common stock is registered with the SEC pursuant to Section 12(b) of the Exchange Act. The executive officers and directors of the Company and beneficial owners of greater than 10% of the common stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the common stock to file a Form 3, 4 or 5 on a timely basis. Based on the Company’s review of ownership reports, no officer or director failed to file ownership reports on a timely basis for the fiscal year ended September 30, 2011.

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

No Material Changes to Director Nomination Procedures By Security Holders

    There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company last described such procedures in “Procedures for the Recommendation by Stockholders of Director Nominees” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on September 20, 2011.

    Nominating Committee.  During the 2011 fiscal year, the Nominating Committee consisted of directors Angelo J. Di Lorenzo, Daniel O. Reich, Rebecca Northey and until his retirement on January 21, 2011, John C. Gallin.  Throughout the fiscal year ended September 30, 2011, and as of the date of this Form 10-K, Mr. Reich was considered to be “independent” as defined in the NASDAQ corporate governance listing standards.  Mr. Gallin was also independent under applicable NASDAQ standards through his retirement date in fiscal 2011.  Ms. Northey is also independent under the NASDAQ corporate governance standards and has been since serving on the board.  Mr. Di Lorenzo serves as a member of the Company’s Nominating Committee pursuant to the “controlled company” exception to the independence requirements under the NASDAQ corporate governance standards.

    Compensation Committee.   The Compensation Committee is currently composed entirely of independent directors and was throughout the fiscal year ended September 30, 2011.  During the 2011 fiscal year, the Compensation Committee consisted of Directors Daniel O. Reich (who served until February 15, 2011), Arthur R. Williams, John Loconsolo (who served from February 15, 2011 until his resignation) and John C. Gallin, who served until his retirement.  The Company also appointed Rebecca Northey to this Committee on November 9, 2010 and Mark Hughes on June 6, 2011 (who served until his death in December 2011). The Compensation Committee is authorized to establish the Company’s compensation policies and reviews compensation matters.

    The Audit Committee.   The Company has a separately-designated standing Audit Committee.  During the 2011 fiscal year, the Audit Committee consisted of Arthur R. Williams, Daniel O. Reich and until his retirement in January 2011, John C. Gallin.  The Company appointed Rebecca Northey to this Committee upon Mr. Gallin’s retirement.  Throughout the fiscal year ended September 30, 2011, and as of the date of this Form 10-K, each member of the Audit Committee as of such date was considered to be “independent,” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3.  The Board of Directors has determined that Director Williams qualifies as an “Audit Committee Financial Expert” as that term is defined by the rules and regulations of the SEC.

The duties and responsibilities of the Audit Committee include, among other things:

●	retaining, overseeing and evaluating a firm of independent certified public auditors to audit the Company’s annual financial statements;

●	in consultation with the independent auditors and the internal auditor, reviewing the integrity of the Company’s financial reporting processes, both internal and external;

●	approving the scope of the audit in advance;

●	reviewing the financial statements and the audit report with management and the independent auditors;

●	considering whether the provision by the external auditors of services not related to the annual audit and quarterly reviews is consistent with maintaining the auditor’s independence;

●	reviewing earnings and financial releases and quarterly reports filed with the SEC;

●	consulting with the internal audit company and reviewing management’s administration of the system of internal accounting controls;

●	approving all engagements for audit and non-audit services by the independent auditors; and

●	reviewing the adequacy of the audit committee charter.

Item 11.	Executive Compensation

    Summary Compensation Tables.   The following table sets forth for the fiscal years ended September 30, 2011 and 2010, certain information as to the total remuneration paid by the Bank to its current and former Principal Executive Officers (during fiscal year 2011) and its two other most highly compensated executive officers of the Bank who received salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2011.

Summary Compensation Table as of September 30, 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)

Gregg Wagner,	2011	105,000	—	—	—	—	22,712	127,712
President and Chief Executive Officer(3)

Michael A. Trinidad	2011	165,583	—	—	—	—	5,883	171,466
Senior Vice President and Chief Financial Officer	2010	136,654	3,283	—	—	—	4,060	143,997

Joanne Gallo	2011	150,482	—	—	—	—		150,482
Senior Vice President and Chief Credit Officer

Richard A. Kielty	2011	192,951				116,225	40,632	349,808
Former President and Chief Executive Officer(4)	2010	260,467	10,000	—	—	236,323	149,805	656,596

(1)
2011 compensation includes a $116,225 increase in value of Mr. Kielty’s Supplemental Executive Retirement Plan Agreement, and 2010 compensation includes $236,323 increase in value of his Supplemental Executive Retirement Plan Agreement.

(2)	All other compensation includes the following:
(3)	Represents part-year compensation. Gregg Wagner joined the Company, the Bank and BFS Bancorp, MHC on May 23, 2011
(4)	Mr. Kielty resigned as President and Chief Executive Officer of the Company, the Bank, and Brooklyn MHC, effective May 23, 2011.

	Year	Reimbursement for Unused Sick Leave ($)	Brooklyn Federal Bancorp, Inc. Board Fees ($)	REIT Board Fees ($)	ESOP ($)	Money Purchase Plan/401K Plan	Mortgage Commission ($)	Automobile/ Housing Allowance/ Other ($)	Restricted Stock Dividends	Split Dollar	Total ($)

Gregg Wagner	2011	—	—	—	—	—	—	22,712	—	—	22,712

Michael A. Trinidad	2011	3,923	—	1,960	—	—	—	—	—	—	5,883
	2010	—	—	4,060	—	—	—	—	—	—	4,060

Joanne C. Gallo	2011	—	—	—	—	—	—	—	—	—	—

Richard A. Kielty	2011	6,191		1,960	1,977	21,846		8,658			40,632
	2010	5,769	—	7,440	1,665	20,434	—	4,321		110,175	149,805

Benefit Plans and Arrangements

    Mr. Wagner joined the Company and the Bank on May 23, 2011 pursuant to an offer letter executed by Mr. Wagner on April 20, 2011.  The terms of his employment provide for an initial base salary of $25,000 per month, with a monthly housing allowance of up to $5,000 and an automobile allowance.  In addition, Mr. Wagner may become entitled to severance equal to six months of base salary in the event of an involuntary termination for any reason other than termination for cause, provided applicable regulatory authorities approve of such payment, as described below.

    The Company is prohibited, under section 18(k) of the Federal Deposit Insurance Act (“Section 18(k)”) and its implementing regulation, 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees without obtaining regulatory approval prior to making such payments.  To the extent that our agreements, plans or other arrangements described herein provide for severance or indemnification payments, we may be prohibited from making such payments by Section 18(k) and 12 C.F.R. Part 359.

    Notwithstanding regulatory restrictions on the Company's payment of severance, Investors Bancorp, Inc. has agreed to provide Mr. Wagner, with aggregate severance payments of $150,000 in connection with his termination as a result of the expected merger of the Company with and into Investors Bancorp, Inc.

    The Company and the Bank currently do not have an employment agreement with Gregg Wagner, Michael A. Trinidad or Joanne Gallo.  However, Investors Bank entered into Retention Bonus Agreements, effective September 1, 2011, with Brooklyn Bancorp’s Senior Vice President and Chief Financial Officer, Michael A. Trinidad, and Brooklyn Bancorp’s Vice President and Chief Credit Officer, Joanne Gallo.  Pursuant to his Retention Bonus Agreement, Mr. Trinidad will receive a bonus payment equal to six (6) months base salary ($86,700) from Investors Bank (formerly known as Investors Savings Bank) if he remains employed until February 17, 2012 or seventy five (75) days after consummation of the expected transactions with Investors and satisfies the conditions noted below.  Pursuant to her Retention Bonus Agreement, Ms. Gallo will receive a bonus payment equal to six (6) months base salary ($89,250) from Investors Bank if she remains employed until 30 days following the date of conversion and satisfies the conditions noted below.  Investors Bank, in its sole discretion, may shorten the retention period for either employee if it deems the employee to have performed all duties and responsibilities to effect a seamless integration.  In addition to remaining employed for the relevant time period, both Mr. Trinidad’s and Ms. Gallo’s receipt of the bonus payment is conditioned on (i) not terminating employment by reason of voluntary resignation or termination for “cause,” (ii) compliance with applicable laws, (iii) confidentiality of the Retention Bonus Agreement, and (iv) completion of the Mergers.  Mr. Trinidad also has certain obligations related to the preparation and filing of tax returns.  For purposes of the Retention Bonus Agreements, “cause” means (1) the material breach of the Retention Bonus Agreement due to willful behavior or gross negligence, (2) willful, gross or material misconduct, (3) failure to perform work-related duties in a competent and professional manner, (4) the willful, gross or material violation of law or failure to abide by any rule or policy of Brooklyn Federal Savings, (5) participation in dishonest conduct involving the assets, income or property of Brooklyn Federal Savings, or (6) a felony conviction.

    The following is a summary of compensation plans that were in place during all or part of the 2011 fiscal year, which should be read in conjunction with the information provided in the Summary Compensation Table above.

    Employment Agreements. The Bank entered into a similar employment agreement with Mr. Kielty.  As noted above, Mr. Kielty resigned as President and Chief Executive Officer of the Company, the Bank, and Brooklyn MHC, effective May 23, 2011.  The employment agreement with Mr. Kielty was initially dated as of April 1, 2005. The employment agreement was amended and restated effective as of January 1, 2008, in order to the agreement to changes in the tax laws under Section 409A of the Code and the regulations issued thereunder.  The Company is a signatory to the agreement for the sole purpose of guaranteeing payment thereunder. The agreement with Mr. Kielty had a term of three years. On January 1 of each year, the employment agreement would renew for an additional year so that the remaining term will be three years for Mr. Kielty, unless notice of nonrenewal was provided to him prior to such anniversary date.  Under the agreement, the base salary for Mr. Kielty was $268,275. In addition to the base salary, the agreement provided for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees. Mr. Kielty’s employment was terminable for cause at any time, in which event Mr. Kielty would have no right to receive compensation or other benefits under the employment agreement for any period after termination.

    Certain events resulting in Mr. Kielty’s termination or resignation may have entitled him to payments of severance benefits following termination of employment.  To the extent any such payment would be prohibited by Section 18(K) and 12 C.F.R. Part 359 or to the extent that any governmental approval of any payment would not be received, the Company would not be required to make such payment.  In the event Mr. Kielty’s employment would have been terminated for reasons other than for cause, disability or retirement, or if he were to be involuntarily terminated in connection with or following a change in control, or in the event he resigned during the term of the agreement following (i) the failure to elect or reelect or to appoint or reappoint Mr. Kielty to his executive position, (ii) a material change in the nature or scope of Mr. Kielty’s authority, (iii) the liquidation or dissolution of the Bank or the Company that would affect the status of Mr. Kielty, (iv) a reduction in Mr. Kielty’s annual compensation, or a relocation of Mr. Kielty’s principal place of employment by more than 25 miles, or (v) a material breach of the employment agreement by the Bank, then Mr. Kielty would be entitled to a severance payment under the agreement equal to three times for Mr. Kielty and the highest rate of bonus awarded to him during the prior three years, payable in a lump sum. In addition, Mr. Kielty would have been entitled, at no expense to him, to the continuation of substantially comparable life, and non-taxable medical, dental and disability coverage for 36 months following the date of termination.  Mr. Kielty would also have received a lump sum cash payment equal to the present value (discounted at 6%) of contributions that would have been made on his behalf under the Bank’s 401(k) plan, money purchase plan and employee stock ownership plan as if he had continued working for the 36-month period. In the event that his employment terminated for a reason entitling him to severance payments other than a change in control, Mr. Kielty would receive severance payments of approximately $1,033,301 pursuant to his employment agreement, assuming a termination as of September 30, 2011.  To the extent any such payment would be prohibited by Section 18(K) and 12 C.F.R. Part 359 or to the extent that any governmental approval of any such payment would not be received, the Company would not be required to make such payment.  In the event payments to Mr. Kielty would result in an “excess parachute payment” as defined in Section 280G of the Code, payments under the employment agreements with the Bank would be reduced in order to avoid this result. Accordingly, assuming termination of employment on September 30, 2011, in the event that the severance payment provisions of the employment agreement would be triggered following a change in control, Mr. Kielty’s severance payment would have been reduced to $831,366.  Certain severance payments and other benefits to Mr. Kielty may also have been delayed for up to six months following his “separation from service” with the Bank in the event the he were determined to be a “specified employee” as defined in Code Section 409A.

    Under the employment agreement, if Mr. Kielty became “disabled,” as defined for purposes of Code Section 409A, the Bank would have continued to pay his salary for the longer of one year, or the remaining term of the agreement, reduced by payments to him under any applicable disability program. In the event of his death, his estate or beneficiaries would have been be paid his base salary for one year from his death, and would have received continued medical, dental, family and other benefits for one year. Upon retirement at age 65 or such later date determined by the Board of Directors, Mr. Kielty would receive only those benefits to which he is entitled under any retirement plan of the Bank to which he is a party.

    Upon termination of Mr. Kielty’s employment other than in connection with a change in control, Mr. Kielty is subject to an agreement not to compete with the Bank for a period of one year following termination of employment within 25 miles of any existing branch of the Bank or any subsidiary of the Company, or within 25 miles of any office for which the Bank, or a subsidiary has filed an application for regulatory approval to establish an office, or to solicit employees or customers of the Bank during the same period.

    Mr. Kielty did not receive any severance payments or other benefits upon his resignation under his employment agreement, although Mr. Kielty reserved all rights to seek benefits under applicable provisions contained in his employment agreement.  Mr. Kielty’s employment agreement terminated upon his resignation.

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

    Split Dollar Death Benefits. In November 1994, the Bank adopted a collateral assignment split dollar agreement with Mr. Kielty. As noted above, Mr. Kielty resigned as President and Chief Executive Officer of the Company, the Bank, and BFS Bancorp, MHC, effective May 23, 2011. Under the Split Dollar Agreements, Mr. Kielty owns the life insurance policy on his life and the Bank paid the premiums with an assignment by Mr. Kielty to the Bank of the policy proceeds payable at death sufficient to repay all of the premium payments that the Bank has made on behalf of Mr. Kielty.  However, Mr. Kielty surrendered his split dollar policy after tending his resignation.

    The Sarbanes-Oxley Act of 2002 generally prohibits a direct or indirect extension of credit from a publicly traded company or its subsidiary to any of its directors or executive officers, but it contains a specific exemption from such prohibition for loans made by a financial institution to its executive officers and directors that are in compliance with federal banking regulations. The Sarbanes-Oxley Act provides that an extension of credit maintained on the date of enactment of the Sarbanes-Oxley Act will be “grandfathered” and will not be subject to Section 402, so long as there is no material modification to any term of any such extension of credit. The prior payment of premiums by the Bank may be considered a loan for purposes of the Sarbanes-Oxley Act.  However, the split dollar agreements did not permit the Bank to unilaterally discontinue the payment of premiums on the policies.  On the basis of these facts, the Company believes that to the extent that the split dollar arrangement may be considered a loan, the arrangement is grandfathered under the Sarbanes-Oxley Act and is not prohibited.

    Supplemental Executive Retirement Plan. In April 1999, the Bank established a non-qualified supplemental executive retirement plan for Mr. Kielty. As noted above, Mr. Kielty resigned as President and Chief Executive Officer of the Company, the Bank, and BFS Bancorp, MHC, effective May 23, 2011.  The 1999 plan was amended and restated in 2005 in order to conform the plan with changes in the tax laws and for certain other purposes, and was subsequently amended and restated effective as of December 1, 2007, in order to conform to changes in the tax laws under Code Section 409A and the regulations issued thereunder. The 2007 supplemental executive retirement plan provides Mr. Kielty with a supplemental retirement benefit following his retirement on or after age 65 equal to (a) 60% times the highest of his average annual compensation in any consecutive 36-month period during the 10 years prior to retirement, reduced by (b) the sum of (i) the annuitized value of his benefits under the Brooklyn Federal Savings Bank Money Purchase Pension Plan payable as a single life annuity with 240 payments guaranteed; (ii) the annuitized value of his benefit commencing at normal retirement, attributable to Bank contributions to the Brooklyn Federal Savings Bank 401(k) Plan payable as a single life annuity with 240 payments guaranteed; and (iii) the annuitized value of one-half of his annual Social Security retirement benefit commencing at normal retirement. Benefits under the supplemental executive retirement plan commence on the first day of the month following retirement from the Bank or the first day of the seventh month following termination of employment if required under the tax laws, and shall be payable for the longer of Mr. Kielty’s life or 240 months. Alternatively, Mr. Kielty may elect to receive his benefit in a single lump sum payment or in installment payments over a period of up to 10 years. Mr. Kielty’s plan provides for a reduced benefit in the event he becomes disabled or a change in control occurs prior to his 65th birthday. If Mr. Kielty terminated employment prior to normal retirement for a reason other than death, disability or a change in control, he would be entitled to the accrued benefit under the supplemental executive retirement plan as reflected on the financial statements of the Bank, annuitized and paid in installments over a 20-year period, or in a lump sum payment or in installments over a period of up to 10 years if elected by Mr. Kielty in compliance with the tax laws. Upon his resignation, Mr. Kielty became entitled to $926,282. The supplemental executive retirement plan for Mr. Kielty is considered an unfunded plan for tax and Employee Retirement Income Security Act purposes. All obligations owing under the plan are payable from the general assets of the Bank, and are subject to the claims of the Bank’s creditors. During the year ended September 30, 2011, the expense of the supplemental executive retirement plan to the Bank was approximately $116,225.  On December 1, 2011, Mr. Kielty received his supplemental retirement payment in the amount of $926,282.

    Employee Stock Ownership Plan and Trust. The Bank sponsors the Brooklyn Federal Savings Bank Employee Stock Ownership Plan for the benefit of its employees. Employees who are at least 21 years old with at least two years of service during which the employee has completed at least 1,000 hours of service with the Bank are eligible to participate. As part of the Bank’s 2005 reorganization and stock offering, the employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase a number of shares equal to 8% of the common stock sold in the offering (317,400 shares). Collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from the Bank’s discretionary contributions to the employee stock ownership plan over a period of up to 20 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. Shares purchased by the employee stock ownership plan will be held in a suspense account for allocation among participants as the loan is repaid.

    Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Participants will be 100% vested in benefits under the plan upon completion of two years of credited service, with credit given to participants for years of credited service with the Bank’s mutual predecessor. A participant’s interest in his account under the plan will also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock and/or cash. The Bank’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to SOP 93-6, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released or committed to be released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate and participants will become fully vested in their account balances. The Brooklyn Federal Savings Bank Employee Stock Ownership Plan will be terminated in connection with the expected merger of the Company into Investors Bancorp, Inc.

    401(k) Plan. The Bank also sponsors the Brooklyn Federal Savings 401(k) Savings Plan, which provides for participant elective deferrals up to the limits set under the Code. Participants are fully vested at all times in their elective deferrals. The 401(k) plan does not provide for a Company matching contribution.  Effective October 31, 2009, the Bank’s Money Purchase Pension Plan was frozen and its assets were transferred into the 401(k) Plan. The 401(k) Plan will be terminated in connection with the expected merger of the Company into Investors Bancorp, Inc.

    Stock-Based Incentive Plan. The Company has adopted the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan (the “Incentive Plan”), to provide officers, employees and directors of the Company, and the Bank with additional incentives to promote the growth and performance of the Company. Shareholders approved the Incentive Plan on April 11, 2006. Under this plan, individuals may receive awards of common stock and grants of options to purchase common stock. The Compensation Committee of the Board of Directors believes that stock ownership provides a significant incentive in building shareholder value by further aligning the interests of officers and employees with shareholders. The importance of this component of compensation increases as the Company’s common stock appreciates in value. In addition, stock option grants and stock awards vest over seven and five years, respectively, thereby providing an additional retention incentive.

    The Incentive Plan authorizes the issuance of up to 907,235 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 259,210 shares may be issued as restricted stock awards, and no more than 648,025 shares may be issued pursuant to the exercise of stock options; provided, however, that subject to regulatory approval, and without increasing the number of shares available for award under the Incentive Plan (907,235), the maximum number of shares of the Company’s common stock that may be awarded as restricted stock awards may be increased by up to 100,000 shares in the event shares that underlie or are subject to awards for stock options become available for future awards as a result of forfeiture, cancellation or any other reason pursuant to Section 5(c) of the Incentive Plan.

Employees and outside directors of the Company or its subsidiaries are eligible to receive awards under the Incentive Plan.

Awards may be granted in a combination of incentive and non-statutory stock options, stock appreciation rights or restricted stock awards as follows.

(i)           Stock Options. A stock option gives the recipient or “optionee” the right to purchase shares of common stock at a specified price for a specified period of time. The exercise price may not be less than the fair market value on the date the stock option is granted. Fair market value for purposes of the Incentive Plan means the final sales price of the Company’s common stock as reported on the NASDAQ Stock Market on the date the option is granted, or if the Company’s common stock was not traded on such date, then on the day prior to such date or on the next preceding day on which the Company’s common stock was traded, and without regard to after-hours trading activity. However, if the Company’s common stock is not reported on the NASDAQ Stock Market (or over-the-counter market), fair market value will mean the average sale price of all shares of Company common stock sold during the 30-day period immediately preceding the date on which such stock option was granted, and if no shares of stock have been sold within such 30-day period, the average sale price of the last three sales of Company common stock sold during the 90-day period immediately preceding the date on which such stock option was granted. The Compensation Committee will determine the fair market value if it cannot be determined in the manner described above. Stock options are either “incentive” stock options or “non-qualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are eligible to receive incentive stock options. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of exercise (i) either in cash or with stock of the Company which was owned by the participant for at least six months prior to delivery, or (ii) by reduction in the number of shares deliverable pursuant to the stock option, or (iii) subject to a “cashless exercise” through a third party. Cash may be paid in lieu of any fractional shares under the Incentive Plan and generally no fewer than 100 shares may be purchased on exercise of an award unless the total number of shares available for purchase or exercise pursuant to an award is less than 100 shares. Stock options are subject to vesting conditions and restrictions as determined by the Compensation Committee.

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

(iii)           Stock Awards. Stock awards under the Incentive Plan will be granted only in whole shares of common stock. Stock awards will be subject to conditions established by the Compensation Committee which are set forth in the award agreement. Any stock award granted under the Incentive Plan will be subject to vesting as determined by the Compensation Committee. Awards will be evidenced by agreements approved by the Compensation Committee, which set forth the terms and conditions of each award.

Generally, all awards, except non-statutory stock options, granted under the Incentive Plan will be non-transferable except by will or in accordance with the laws of intestate succession. Stock awards may be transferable pursuant to a qualified domestic relations order. At the Compensation Committee’s sole discretion, non-statutory stock options may be transferred for valid estate planning purposes that are permitted by the Code and the Exchange Act. During the life of the participant, awards can only be exercised by him or her. The Compensation Committee may permit a participant to designate a beneficiary to exercise or receive any rights that may exist under the Incentive Plan upon the participant’s death. Upon the occurrence of an event constituting a change in control of the Company as defined in the Incentive Plan, all stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions. The Incentive Plan will be terminated in connection with the expected merger of the Company into Investors Bancorp, Inc.

Outstanding Equity Awards at September 30, 2011.

The following table sets forth information with respect to our outstanding equity awards as of September 30, 2011 for our named executive officers.

Outstanding Equity Awards at Fiscal Year End
			Option Awards			Stock Awards
Name	Grant Date	Number of securities underlying exercisable options (#)	Number of securities underlying unexercisable options (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested ($)(2)	Market value of shares or units of stock that have not vested ($)(3)
Gregg J. Wagner, President and	—	—	—	—	—	—	—
Chief Executive Officer

Michael A. Trinidad, Senior Vice President	—	—	—	—	—	—	—
and Chief Financial Officer

Joanne C. Gallo, Senior Vice President	—	—	—	—	—	—	—
and Chief Credit Officer

Richard A. Kielty, Former President and	1/6/2007	80,000	—	13.30	1/16/2017	—	—
Chief Executive Officer	8/21/2007	12,000	—	13.74	8/21/2017	—	—

(1)	Stock options vest ratably on each of the first seven anniversaries of grant.
(2)	Restricted stock awards vest ratably on each of the first five anniversaries of grant.
(3)	Represents market value based on the closing market price of the Company’s common stock of $0.77 on September 30, 2011.

Options Exercised and Stock Vested. The following table sets forth information with respect to option exercises and common stock awards that have vested during the year ended September 30, 2011.

Option Exercises and Stock Vested for the Fiscal Year
	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)

Gregg J. Wagner, President and	—	—	—	—
Chief Executive Officer

Michael A. Trinidad, Senior Vice President	—	—	—	—	—
and Chief Financial Officer

Joanne C. Gallo, Senior Vice President	—	—	—	—	—
And Chief Credit Officer

Richard A. Kielty, Former President	—	—	—	—	—
And Chief Executive Officer

(1)	The value realized on vesting represents the market value on the day the stock is vested.

Director Compensation for the 2011 Fiscal Year

Director Fees. During the fiscal year ending September 30, 2011, the fee structure for remunerating non-employee directors changed several times.  Summarized below are the changes

		Fee Type	Brooklyn Federal Savings Bank	BFS REIT	TISCO.	Brooklyn Federal Bancorp, Inc & Brooklyn Federal Bancorp, MHC
October 1 -	All Directors	Retainer	$1,932 monthly	--	--	$4,130 quarterly
December 31, 2010		Board Meeting	$434 per meeting	$490 monthly	$574 annually	--
		Committee Meeting	$574 per meeting	--	--	--

January 1 -	All Directors	Monthly Retainer	$1,500	--	--	--
March 31, 2011		All Meetings - inclusive	$575	$490 monthly	$574 annually	$575

April 1 -	Chairman	Monthly - All inclusive	$3,380	$490	--	$1,130
September 30, 2011	Directors	Monthly - All inclusive	$3,010	--	--	$1,000

 The consolidated Company paid fees in cash totaling $353,237 to directors for the fiscal year ended September 30, 2011.

The following table sets forth information regarding compensation earned by the non-employee directors of the Company during the last fiscal year.

Name	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John A. Loconsolo(1)	16,604	—	—	16,604
Daniel O. Reich	79,021	—	—	79,021
John C. Gallin(2)	18,900	—	—	18,900
Arthur R. Williams	68,058	—	—	68,058
Angelo J. Di Lorenzo	63,376	—	—	63,376
Rebecca Northey	54,763	—	—	54,763
Mark Hughes(3)	34,025	—	—	34,025
Richard A. Kielty	18,490	—	—	18,490

(1)	Mr. Loconsolo resigned as a member of the boards of directors of the Company, the Bank and BFS Bancorp, MHC on April 7, 2011.
(2)	Mr. Gallin retired as a member of the boards of directors of the Company and the Bank effective January 21, 2011.
(3)	Mr. Hughes was a member of the boards of directors of the Company, the Bank, and Brooklyn MHC until his death in December 2011.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of independent directors. None of these directors had any transactions or relationships with the company in 2011 requiring specific disclosures under SEC requirements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Set forth below is information, as of September 30, 2011, regarding equity compensation plans categorized by those plans that have been approved by stockholders.  At September 30, 2011, there were no plans that have not been approved by stockholders

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average of Exercise Price of Outstanding Options, Warrants, and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)

Equity compensation plans approved by stockholders	465,319	$ 13.35	182,706

Total	465,319	$ 13.35	182,706

(1)	Consists of options to purchase 648,025 shares of common stock under the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.
(3)	Consists of stock options for 182,706 shares of common stock available to be granted from the Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders of the Company:

Persons and groups who beneficially own in excess of 5% of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (“SEC”) regarding such ownership. The following table sets forth, as of December 8, 2011, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of the Company’s outstanding shares of common stock, and all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding(2)

Common Stock, $.01 par value	BFS Bancorp, MHC 81 Court Street Brooklyn, New York 11201	9,257,500	71.92%

Common Stock, $.01 par value	BFS Bancorp, MHC (2) and all Directors and Executive Officers as a group (9 persons)	9,615,884	74.70%

(1)
For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from December 19, 2011.  As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. The table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)	Percentages with respect to each person or group of persons have been calculated based upon 12,871,385 shares of the Company’s common stock outstanding as of December 8, 2011.
(3)
The Company’s executive officers and directors are also executive officers and directors of Brooklyn MHC. Excluding shares held by Brooklyn MHC, the Company’s executive officers and directors owned an aggregate of 358,384 shares, or 2.78% of the outstanding shares.

Security Ownership of Directors and Management:

The following table sets forth information with respect to the shares of our common stock beneficially owned by each nominee for director, each current director and by each executive officer of the Company identified in this Form 10-K, and all directors and executive officers of the Company, as a group as of December 8, 2011.  The percent of common stock outstanding for each person identified below was based on a total of 12,871,385 shares of our common stock as of December 8, 2011, plus shares of Company common stock that such person or group has the right to acquire within 60 days after December 8, 2011, by the exercise of stock options.  Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Company common stock listed next to their name.

Title of Class	Name and Title of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding(2)
Common Stock, $.01 par value	Daniel O. Reich, Chairman of the Board of Directors	47,546	*

Common Stock, $.01 par value	Rebecca Northey, Director	0	0

Common Stock, $.01 par value	Angelo J. Di Lorenzo, Director	183,982(3)	1.43

Common Stock, $.01 par value	Arthur R. Williams, Director	200	*

Common Stock, $.01 par value	Gregg J. Wagner, Director, President and Chief Executive Officer	0	0

Common Stock, $.01 par value	Michael A. Trinidad, Senior Vice President and Chief Financial Officer	0	0

Common Stock, $.01 par value	Richard A. Kielty, Director	126,656(3)	*

Common Stock, $.01 par value	Joanne Gallo, Senior Vice President and Chief Credit Officer	0	0

All Current Directors and Executive Officers as a Group (8 Persons)		358,384	2.78%

* Represents less than 1%
(1)
The mailing address for each person listed is 81 Court Street, Brooklyn, New York 11201. Each of the persons listed is also a director of Brooklyn MHC, which owns the majority of the Company’s issued and outstanding shares of common stock.

(2)	Percentages with respect to each person or group of persons have been calculated based upon 12,871,385 shares of the Company’s common stock outstanding as of December 8, 2011.
(3)
Includes 6,434 and 6,070 for Messrs. Di Lorenzo and Kielty, respectively, shares of common stock allocated to the accounts of directors Mr. Di Lorenzo and Mr. Kielty under the ESOP. Under the terms of the ESOP, shares of common stock allocated to the accounts of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares, unless its fiduciary duties require otherwise.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Certain Related Persons

Federal law and regulations generally require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features.  However, applicable regulations permit executive officers and directors to receive the same terms through loan programs that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.  The Bank makes loans to its directors, officers and employees on the same rates and terms it offers to the general public.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director, except for certain types of loans provided such loan is made or provided in the ordinary course of the consumer credit business of such issuer, of a type that is generally made available by such issuer to the public, and made by such issuer on market terms, or terms that are no more favorable than those offered by the issuer to the general public for such extensions of credit. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans extended by the Bank to the Company’s directors and officers are made in conformity with the Federal Reserve Act and Regulation O. The aggregate amount of our loans to our officers and directors and their related entities was $75,627 at September 30, 2011. These loans were performing according to its original terms at September 30, 2011. As of December 14, 2011 there were no loans balances outstanding to our officers and directors.

Brooklyn MHC is the majority owner and mutual holding company of the Company, which was formed pursuant to the reorganization of the Bank into a mutual holding company structure on April 5, 2005.  At September 30, 2011, there were 12,871,385 total shares of Company common stock outstanding, 71.92% of which were owned by Brooklyn MHC.

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

Audit Fees.  The aggregate fees billed to the Company by Crowe Horwath for the fiscal year ended September 30, 2011 were $206,899 and $327,877 for the fiscal year ended September 30, 2010.

Audit Related Fees. There were no fees billed to the Company by Crowe Horwath in fiscal 2011 or fiscal 2010 for assurance and related services reasonably related to the performance of the audit of and review of the financial statements that are not already reported in “Audit Fees” above.

Tax Fees.  No fees were billed to the Company by Crowe Horwath during the fiscal years ended September 30, 2011 and 2010 for federal, state and city tax compliance services.

All Other Fees. No other fees were billed to the Company by Crowe Horwath during the fiscal years ended September 30, 2011 and 2010. The full Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm and the related fees.

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

(a)(3)	Exhibits

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Brooklyn Federal Bancorp, Inc.**

4.1	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

10.1	Cease and Desist Order Issued By the OTS on March 31, 2011 to Brooklyn Savings Bank ******

10.2	Cease and Desist Order Issued By the OTS on March 31, 2011 to BFS Bancorp, MHC and Brooklyn Federal Bancorp, Inc. ******

10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty***

10.4	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.5	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.6	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan*****

21	Subsidiaries of the Registrant*

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*******

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*******

101
Interactive Data File: (i) Consolidated Statements of Financial Condition as of September 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements. ********

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).
**	Filed as exhibit to the Company’s Current Report on Form 8-K filed January 6, 2010.
***	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 20, 2007.
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 6, 2007.
*****	Filed as exhibit to the Company’s Definitive Proxy Statement filed with the SEC on March 7, 2006.
******	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2011.
*******	Previously filed.
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
Gregg J. Wagner
President and Chief Executive Officer
(Duly Authorized Representative)

EXHIBIT INDEX

3.1	Certificate of Incorporation of Brooklyn Federal Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Brooklyn Federal Bancorp, Inc.**

4.2	Form of Common Stock Certificate of Brooklyn Federal Bancorp, Inc. *

10.1	Cease and Desist Order Issued By the OTS on March 31, 2011 to Brooklyn Savings Bank ******

10.2	Cease and Desist Order Issued By the OTS on March 31, 2011 to BFS Bancorp, MHC and Brooklyn Federal Bancorp, Inc. ******

10.3	Amended and Restated Employment Agreement by and between Brooklyn Federal Bancorp, Inc., Brooklyn Federal Savings Bank and Richard A. Kielty***

10.4	Amended and Restated Executive Supplemental Retirement Income Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.5	Amendment to the Split Dollar Insurance Agreement between Brooklyn Federal Savings Bank and Richard A. Kielty****

10.6	Brooklyn Federal Bancorp, Inc. 2006 Stock-Based Incentive Plan*****

21	Subsidiaries of the Registrant*

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*******

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*******

101
Interactive Data File: (i) Consolidated Statements of Financial Condition as of September 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements. ********

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the SEC (Registration No. 333-121580).
**	Filed as exhibit to the Company’s Current Report on Form 8-K filed January 6, 2010.
***	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 20, 2007.
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 6, 2007.
*****	Filed as exhibit to the Company’s Definitive Proxy Statement filed with the SEC on March 7, 2006.
******	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2011.
*******	Previously filed.
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